Form 10-Q
period 2014-03-31
Bling Marketing, Inc.
filed 2014-05-05
CIK 1593549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-192997

Bling Marketing, Inc.

(Exact name of Registrant in its charter)

Nevada	46-3999052
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

150 West 46th Street, Suite 5R New York, NY	10036
(Address of Principal Executive Offices	(Zip Code)

Telephone Number, Including Area Code:	(855) 307-2134

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, May 5, 2014:  Common Stock – 15,741,000

BLING MARKETING, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Statements of Operations for the three months ended March 31, 2014 and for the cumulative period from October 30, 2013 (date of inception) to March 31, 2014 (unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2014 and for the cumulative period from October 30, 2013 (date of inception) to March 31, 2014 (unaudited)	6

Notes to the unaudited interim Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosure About Market Risk	17
Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosure	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

BLING MARKETING, INC

(A Development Stage Company)

BALANCE SHEETS

ASSETS	March 31 2014	December 31 2013
	(unaudited)
	$	$
Current Assets:
Cash and cash equivalents	39,042	3,918

TOTAL ASSETS	39,042	3,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	1,325	3,625
Loan from related party	21,539	21,039

Total Liabilities	22,864	24,664

Stockholders’ Equity
Common stock, $0.0001 par value; 25,000,000 shares authorized; 15,741,000 shares issued and outstanding at March 31, 2014 and 15,000,000 at December 31, 2013	1,574	1,500
Additional paid-in capital	36,976	-
Deficit accumulated during development stage	(22,372)	(22,246)

Total Stockholders’ Equity	16,178	(20,746)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	39,042	3,918

The accompanying notes are an integral part of these financial statements

BLING MARKETING, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,	Cumulative from October 30, 2013 (Inception) to March 31,
	2014	2014
	$	$

Sales	6,404	6,404
Cost of sales	(4,200)	(4,200)
Gross profit	2,204	2,204

Operating expenses:
General and administrative:-
Filing fees	300	300
Other costs	30	562
Professional fees:-
- Auditor’s fees	2,000	5,500
- Legal fees	-	16,500
- Setup costs	-	514

Total operating expenses	(2,330)	(23,376)

Net loss	(126)	(21,172)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-

Weighted average number of common shares outstanding	15,205,833

The accompanying notes are an integral part of these financial statements

BLING MARKETING, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,	Cumulative from October 30, 2013 (Inception) to March 31,
	2014	2014
	$	$
Cash Flows from Operating Activities

Net loss	(126)	(21,172)

Changes in operating assets and liabilities
Short-term borrowings	-	839
Accounts payable and accrued expenses	(2,300)	1,325

Net cash used in operating activities	(2,426)	(19,008)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	37,050	37,350
Proceeds from related party loan	500	20,700
Net cash provided by financing activities	37,550	58,050

Increase in cash and cash equivalents	35,124	39,042

Cash and cash equivalents at beginning of the period	3,918	-

Cash and cash equivalents at end of the period	39,042	39,042

The accompanying notes are an integral part of these financial statements

BLING MARKETING, INC

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Bling Marketing Inc. (the “Company”) is a Nevada Corporation. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”. The Company is devoting substantially all of its efforts to development of its business plan; to establish itself as a wholesale jewelry company.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the periods ended March 31, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2014, the Company has an accumulated deficit of $22,372 and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Inventories

The Company’s jewelry inventories are valued at the lower of cost or market, using the weighted average cost method.

To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences, age of the merchandise and fashion trends are considered. This write-down is equal to the difference between the cost of inventory and its estimated market value. The Company did not own any inventory as of March 31, 2014.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development.

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, the Company had no potentially dilutive shares.

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

Company management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	March 31	December 31
	2014	2013
	$	$

Loan from related parties	21,539	21,039

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S EQUITY

Common Stock

On October 31, 2013, the Company issued 15,000,000 shares of common stock to the director of the Company at a price of $0.00002 per share, for $300 cash.

On March 7, 2014, the Company issued 741,000 shares of common stock to various stockholders at a price of $0.05 per share, for $37,050 cash.

On March 24, 2014, the Director then approved a five for one forward split of the Company's outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the forward stock split.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended March 31, 2014 was as follows (assuming a 15% effective tax rate):
March 31
2014
$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-
-

Deferred Tax Provision
Federal-
Loss carry forwards	19
Change in valuation allowance	(19)
Total deferred tax provision	-

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013 as follows:

	March 31	December 31
	2014	2013
	$	$

Loss carry forwards	3,176	3,157
Less - Valuation allowance	(3,176)	(3,157)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2014, the Company had approximately $21,172 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:

Quoted prices in active markets for identical instruments;

- Level 2:

Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	39, 042	-	-	39,042
Total financial assets carried at fair value	39,042	-	-	39,042

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	3,918	-	-	3,918
Total financial assets carried at fair value	3,918	-	-	3,918

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Ms. Dena Kurland

- Director and greater than 10% stockholder

	March 31	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Short-term borrowings - Director	21,539	21,039

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The registrant undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Plan of Operations

We believe that we will need to increase net sales and expand gross margin by continuing to develop, and source quality products as well as bringing in additional outside salesmen.

Our marketing strategy is to increase brand recognition of the Bling name by advertising in consumer magazines, daily newspapers and online publications.

Critical Accounting Policies

The management's discussion and analysis of its financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

We are an “emerging growth company” as defined in the JOBS Act of 2012.  Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  However, we are choosing to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our critical accounting policies are described in our registration statement on Form S-1, as filed with the SEC on February 24, 2014.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2014.

Trends and Uncertainties

Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance will be affected by competition from regional, national and international jewelry chains, independent jewelry stores, general merchandisers, internet retailers and warehouse clubs. Management believes that as the jewelry industry continues to consolidate, competition with respect to price will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on unique products, quality and superior service and operating efficiency.

The jewelry industry is seasonal in nature and we believe we will earn a significant portion of earnings generated during the third fiscal quarter holiday selling season.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Liquidity and Capital Resources

At March 31, 2014, the registrant had a cash balance of $39,042, which represents a $35,124 increase from the $3,918 balance at December 31, 2013.  This increase is due to financing efforts undertaken following after our S-1 was declared effective on March 7, 2014.

For the three months ended March 31, 2014 and for the cumulative period from October 30, 2013 to March 31, 2014, there were no investing activities.

For the three months ended March 31, 2014, we received $37,050 as proceeds from the issuance of common stock and $500 as proceeds from related party loans.  As a result, we had net cash provided by financing activities of $37,550 for the three months ended March 31, 2014.

For the period from October 30, 2013 through March 31, 2014, we received $37,350 as proceeds from the issuance of common stock.  We also received $20,700 as proceeds from related party loans.  As a result, we had net cash provided by financing activities of $58,050 for the period from October 30, 2013 through March 31, 2014.

For the three months ended March 31, 2014, we had a net loss of $126.  We had accounts payable and accrued expenses of $2,300.  As a result, we had net cash used in operating activities of $2,426 for the three months ended March 31, 2014.

For the period from October 30, 2013 through March 31, 2014, we had a net loss of $21,172.  We received $839 from short-term borrowings and $1,325 from accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $19,008 for the period from October 30, 2013 through March 31, 2014.

We maintain a broad product mix so that we can meet the varying needs of potential customers. This also enables us to supply each customer with a number of different styles of each product, which jewelry wholesaler and retailers generally like to have in stock. We currently will offer different styles of earrings, pendants, and rings.

We provide earrings and other jewelry products that incorporate traditional styles and designs. We regularly update our product lines and offer new products.  We seek to avoid designs incorporating fashion trends that are expected to have short life cycles.

Results of Operations for the Three Months Ended March 31, 2014 compared to the cumulative period from October 30, 2013 (inception) to March 31, 2014.

For the three months ended March 31, 2014, we earned revenues of $6,404.  Our cost of sales was $4,200.  As a result, we had a gross profit of $2,204.  We paid $300 in filing fees, $30 in other costs, and $2,000 in auditor’s fees.  As a result, we had a net loss of $126 for the three months ended March 31, 2014.

For the period from October 30, 2013 to March 31, 2014, we earned revenues of $6,404.  Our cost of sales was $4,200.  As a result, we had a gross profit of $2,204.  We paid filing fees of $300 and other costs of $562.  We paid auditor’s fees of $5,500, legal fees of $16,500 and setup costs of $514.  As a result, we had a net loss of $21,172.

Our increase in revenues and decrease in net loss is the result of beginning operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2014

BLING MARKETING, INC.

By:     /s/Dena Kurland

Dena Kurland

Principal Executive Officer

Principal Financial Officer