Form 10-Q
period 2014-06-30
Bling Marketing, Inc.
filed 2014-08-13
CIK 1593549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

The number of outstanding shares of the registrant's common stock, August 13, 2014:  Common Stock – 15,741,000

BLING MARKETING, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

Statements of Operations for the three and six months ended June 30, 2014 and for the cumulative period from October 30, 2013 (date of inception) to June 30, 2014 (unaudited)	5

Statements of Cash Flows for the six months ended June 30, 2014 and for the cumulative period from October 30, 2013 (date of inception) to June 30, 2014 (unaudited)	6

Notes to the unaudited interim Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosure About Market Risk	17
Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosure	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

BLING MARKETING, INC

(A Development Stage Company)

BALANCE SHEETS

In U.S. Dollars

ASSETS	June 30 2014	December 31 2013
	(unaudited)

Current Assets:
Cash and cash equivalents	33,709	3,918
Inventories	1,500	-

TOTAL ASSETS	35,209	3,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	2,000	3,625
Loan from related party	21,664	21,039

Total Liabilities	23,664	24,664

Stockholders’ Equity
Common stock, $0.0001 par value; 25,000,000 shares authorized; 15,741,000 shares issued and outstanding at June 30, 2014 and 15,000,000 shares issued and outstanding at December 31, 2013	1,574	1,500
Additional paid-in capital	36,976	-
Deficit accumulated during development stage	(27,005)	(21,046)
Stock subscription receivable	-	(1,200)

Total Stockholders’ Equity/(Deficit)	11,545	(20,746)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	35,209	3,918

The accompanying notes are an integral part of these financial statements

BLING MARKETING, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

In U.S. Dollars

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	Cumulative from October 30, 2013 (Inception) to June 30,
	2014	2014	2014

Sales	22,025	28,429	28,429
Cost of sales	(23,452)	(27,652)	(27,652)
Gross profit	(1,427)	777	777

Operating expenses:
Selling, general and administrative costs:-
Filing fees	150	450	450
Other costs	120	150	682
Professional fees:-
- Auditor’s fees	2,000	4,000	7,500
- Legal fees	2,136	2,136	18,636
- Setup costs	-	-	514

Total operating expenses	(4,406)	(6,736)	(27,782)

Net loss	(5,833)	(5,959)	(27,005)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	15,474,895	15,741,000

The accompanying notes are an integral part of these financial statements

BLING MARKETING, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

In U.S. Dollars

(unaudited)

	Six Months Ended June 30,	Cumulative from October 30, 2013 (Inception) to June 30,
	2014	2014

Cash Flows from Operating Activities

Net loss	(5,959)	(27,005)

Changes in operating assets and liabilities
Inventories	(1,500)	(1,500)
Short-term borrowings	-	839
Accounts payable and accrued expenses	(1,625)	2,000

Net cash used in operating activities	(9,084)	(25,666)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	38,250	38,550
Proceeds from related party loan	625	20,825
Net cash provided by financing activities	38,875	59,375

Increase in cash and cash equivalents	29,791	33,709

Cash and cash equivalents at beginning of the period	3,918	-

Cash and cash equivalents at end of the period	33,709	33,709

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the periods ended June 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2014, the Company has an accumulated deficit of $27,005 and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Inventories

The Company’s jewelry inventories are valued at the lower of cost or market value, using the weighted average cost method.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, the Company had no potentially dilutive shares.

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

Recent Accounting Pronouncements

Company management do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – LOAN FROM RELATED PARTY

	June 30	December 31
	2014	2013
	$	$

Loan from related party	21,664	21,039

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S EQUITY

Common Stock

On October 31, 2013, the Company issued 15,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $1,500. $300 was received in cash and $1,200 as a stock subscription receivable. The proceeds from this stock issuance was received on June 29, 2014.

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

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the six month period ended June 30, 2014 was as follows (assuming a 15% effective tax rate):

June 30
2014
$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-
-

Deferred Tax Provision
Federal-
Loss carry forwards	894
Change in valuation allowance	(894)
Total deferred tax provision	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	June 30	December 31
	2014	2013
	$	$

Loss carry forwards	4,051	3,157
Less - Valuation allowance	(4,051)	(3,157)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $27,005 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	33,709	-	-	33,709
Total financial assets carried at fair value	33,709	-	-	33,709

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	3,918	-	-	3,918
Total financial assets carried at fair value	3,918	-	-	3,918

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ms. Dena Kurland

- Director and greater than 10% stockholder

	June 30	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Short-term borrowings - Director	21,664	21,039

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

Our critical accounting policies are described in our registration statement on Form S-1, as filed with the SEC on February 24, 2014.  There have been no material changes to our critical accounting policies as of and for the three months ended June 30, 2014.

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

Liquidity and Capital Resources

At June 30, 2014, the registrant had a cash balance of $33,709, which represents a $29,791 increase from the $3,918 balance at December 31, 2013.  This increase is due to financing efforts undertaken following after our S-1 was declared effective on March 7, 2014.

For the six months ended June 30, 2014, we had a net loss of $5,959.  We had an increase in inventory of $1,500 and a decrease in accounts payable and accrued expenses of $1,625.  As a result, we had net cash used in operating activities of $9,084 for the six months ended June 30, 2014.

For the cumulative period from October 30, 2013 (inception) to June 30, 2014, we had a net loss of $27,005.  We had a change in inventories of $1,500, a change in short-term borrowings of $839, and a change in accounts payable and accrued expenses of $2,000.  As a result, we had net cash used in operating activities of $25,666 for the cumulative period from October 30, 2013 (inception) to June 30, 2014.

For the six months ended June 30, 2014 and for the cumulative period from October 30, 2013 to June 30, 2014, we did not pursue any investing activities.

For the six months ended June 30, 2014, we received $38,250 as proceeds from the issuance of common stock and $625 as proceeds from related party loans.  As a result, we had net cash provided by financing activities of $38,875 for the six months ended June 30, 2014.

For the cumulative period from October 30, 2013 (inception) to June 30, 2014, we received $38,550 as proceeds from the issuance of common stock and $20,825 as proceeds from related party loans.  As a result, we had net cash provided by financing activities of $59,375 for the cumulative period from October 30, 2013 (inception) to June 30, 2014.

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and for the cumulative period from October 30, 2013 (inception) to June 30, 2014.

For the three months ended June 30, 2014, we had sales of $22,025.  Our cost of sales was $23,452, resulting in gross loss of $1,427.  We paid the following operating expenses: for selling, general and administrative costs, we paid $150 in filing fees and $120 in other costs.  For professional fees, we paid auditor’s fees of $2,000 and legal fees of $2,136.  As a result, we had a net loss of $5,833 for the three months ended June 30, 2014.

For the six months ended June 30, 2014, we had sales of $28,429.  Our cost of sales was $27,652, resulting in gross profit of $777.  We paid the following operating expenses: for selling, general and administrative costs, we paid $450 in filing fees and other costs of $150.  For professional fees, we paid auditor’s fees of $4,000 and legal fees of $2,136.  As a result, we had a net loss of $5,959 for the six months ended June 30, 2014.

For the cumulative period from October 30, 2013 (inception) to June 30, 2014, we had sales of $28,429.  Our cost of sales was $27,652, resulting in gross profit of $777.  We paid the following operating expenses: for selling, general and administrative costs, we paid $450 and other costs of $682.  For professional fees, we paid auditor’s fees of $7,500, legal fees of $18,636, and setup costs of $514.  As a result, we had a net loss of $27,005 for the cumulative period from October 30, 2013 (inception) to June 30, 2014.

Our increase in revenues and decrease in net loss is the result of beginning operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 13, 2014

BLING MARKETING, INC.

By:     /s/Dena Kurland

Dena Kurland

Principal Executive Officer

Principal Financial Officer