Form 10-Q
period 2014-09-30
Bling Marketing, Inc.
filed 2014-10-27
CIK 1593549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, October 27, 2014:  Common Stock – 15,741,000

BLING MARKETING, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Statements of Operations for the three and nine months ended September 30, 2014 and for the cumulative period from October 30, 2013 (date of inception) to September 30, 2014 (unaudited)	5

Statements of Cash Flows for the nine months ended September 30, 2014 and for the cumulative period from October 30, 2013 (date of inception) to September 30, 2014 (unaudited)	6

Notes to the unaudited interim Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure About Market Risk	18
Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosure	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

BLING MARKETING, INC

(A Development Stage Company)

BALANCE SHEETS

in U.S. Dollars

ASSETS	September 30 2014	December 31 2013
	(unaudited)

Current Assets:
Cash and cash equivalents	15,275	3,918
Inventories	10,000	-

TOTAL ASSETS	25,275	3,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	375	3,625
Loan from related party	21,664	21,039

Total Liabilities	22,039	24,664

Stockholders’ Equity
Common stock, $0.0001 par value; 25,000,000 shares authorized; 15,741,000 shares issued and outstanding at September 30, 2014 and 15,000,000 shares issued and outstanding at December 31, 2013	1,574	1,500
Additional paid-in capital	36,976	-
Deficit accumulated during development stage	(35,314)	(21,046)
Stock subscription receivable	-	(1,200)

Total Stockholders’ Equity/(Deficit)	3,236	(20,746)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	25,275	3,918

The accompanying notes are an integral part of these financial statements.

BLING MARKETING, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

in U.S. Dollars

(unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	Cumulative from October 30, 2013 (Inception) to September 30,
	2014	2014	2014

Sales	21,000	49,429	49,429
Cost of sales	(16,500)	(44,152)	(44,152)
Gross profit	4,500	5,277	5,277

Operating expenses:
Selling, general and administrative costs:-
Filing fees	374	824	824
Other costs	60	210	742
Professional fees:-
- Auditor’s fees	2,000	6,000	9,500
- DTC fees	10,000	10,000	10,000
- Legal fees	375	2,511	19,011
- Setup costs	-	-	514

Total operating expenses	(12,809)	(19,545)	(40,591)

Net loss	(8,309)	(14,268)	(35,314)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	15,741,000	15,564,571

The accompanying notes are an integral part of these financial statements.

BLING MARKETING, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

in U.S. Dollars

(unaudited)

	Nine Months Ended September 30,	Cumulative from October 30, 2013 (Inception) to September 30,
	2014	2014

Cash Flows from Operating Activities

Net loss	(14,268)	(35,314)

Changes in operating assets and liabilities
Inventories	(10,000)	(10,000)
Short-term borrowings	-	839
Accounts payable and accrued expenses	(3,250)	375

Net cash used in operating activities	(27,518)	(44,100)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	38,250	38,550
Proceeds from related party loan	625	20,825
Net cash provided by financing activities	38,875	59,375

Increase in cash and cash equivalents	11,357	15,275

Cash and cash equivalents at beginning of the period	3,918	-

Cash and cash equivalents at end of the period	15,275	15,275

The accompanying notes are an integral part of these financial statements.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the periods ended September 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2014, the Company has an accumulated deficit of $35,314 and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, the Company had no potentially dilutive shares.

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

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	September 30	December 31
	2014	2013
	$	$

Loan from related parties	21,664	21,039

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

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the nine month period ended September 30, 2014 was as follows (assuming a 15% effective tax rate):

September 30
2014
$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-
-

Deferred Tax Provision
Federal-
Loss carry forwards	2,140
Change in valuation allowance	(2,140)
Total deferred tax provision	-

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013 as follows:

	September 30	December 31
	2014	2013
	$	$

Loss carry forwards	5,297	3,157
Less - Valuation allowance	(5,297)	(3,157)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014, the Company had approximately $35,314 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	15,275	-	-	15,275
Total financial assets carried at fair value	15,275	-	-	15,275

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	3,918	-	-	3,918
Total financial assets carried at fair value	3,918	-	-	3,918

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Ms. Dena Kurland

- Director and greater than 10% stockholder

	September 30	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Short-term borrowings - Director	21,664	21,039

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

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

Our critical accounting policies are described in our registration statement on Form S-1, as filed with the SEC on February 24, 2014.  There have been no material changes to our critical accounting policies as of and for the three months ended September 30, 2014.

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

Liquidity and Capital Resources

At September 30, 2014, the registrant had a cash balance of $15,275, which represents a $11,357 increase from the $3,918 balance at December 31, 2013.  This increase is due to financing efforts undertaken following after our S-1 was declared effective on March 7, 2014.

For the nine months ended September 30, 2014, we had a net loss of $14,268.  We had a change in inventory of $10,000 and a decrease in accounts payable and accrued expenses of $3,250.  As a result, we had net cash used in operating activities of $27,518 for the nine months ended September 30, 2014.

For the cumulative period from October 30, 2013 (inception) to September 30, 2014, we had a net loss of $35,314.  We had a change in inventories of $10,000, a change in short-term borrowings of $839, and a change in accounts payable and accrued expenses of $375.  As a result, we had net cash used in operating activities of $44,100 for the cumulative period from October 30, 2013 (inception) to September 30, 2014.

For the nine months ended September 30, 2014 and for the cumulative period from October 30, 2013 to September 30, 2014, we did not pursue any investing activities.

For the nine months ended September 30, 2014, we received $38,250 as proceeds from the issuance of common stock and $625 as proceeds from related party loans.  As a result, we had net cash provided by financing activities of $38,875 for the nine months ended September 30, 2014.

For the cumulative period from October 30, 2013 (inception) to September 30, 2014, we received $38,550 as proceeds from the issuance of common stock and $20,825 as proceeds from related party loans.  As a result, we had net cash provided by financing activities of $59,375 for the cumulative period from October 30, 2013 (inception) to September 30, 2014.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and for the cumulative period from October 30, 2013 (inception) to September 30, 2014.

For the three months ended September 30, 2014, we had sales of $21,000.  Our cost of sales was $16,500, resulting in gross profit of $4,500.  We paid the following operating expenses: for selling, general and administrative costs, we paid $374 in filing fees and $60 in other costs.  For professional fees, we paid auditor’s fees of $2,000, DTC fees of $10,000 and legal fees of $375.  As a result, we had a net loss of $8,309 for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, we had sales of $49,429.  Our cost of sales was $44,152, resulting in gross profit of $5,277.  We paid the following operating expenses: for selling, general and administrative costs, we paid $824 in filing fees and other costs of $210.  For professional fees, we paid auditor’s fees of $6,000, DTC fees of $10,000 and legal fees of $2,511.  As a result, we had a net loss of $14,268 for the nine months ended September 30, 2014.

For the cumulative period from October 30, 2013 (inception) to September 30, 2014, we had sales of $49,429.  Our cost of sales was $44,152, resulting in gross profit of $5,277.  We paid the following operating expenses: for selling, general and administrative costs, we paid $824 and other costs of $742.  For professional fees, we paid auditor’s fees of $9,500, DTC fees of $10,000, legal fees of $19,011 and setup costs of $514.  As a result, we had a net loss of $35,314 for the cumulative period from October 30, 2013 (inception) to September 30, 2014.

Our increase in revenues and decrease in net loss is the result of beginning operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: October 27, 2014

BLING MARKETING, INC.

By:     /s/Dena Kurland

Dena Kurland

Principal Executive Officer

Principal Financial Officer