Form 10-K
period 2014-12-31
NuGene International, Inc.
filed 2015-03-30
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-192997

NuGene International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3999052
(State of incorporation)	(I.R.S. Employer Identification No.)

17912 Cowan, Suite A, Irvine, California 92614	714-641-2640
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of March 27, 2015 was $21,954,941 based on the closing price of the registrant's common stock reported by the OTCQB market on March 27, 2015. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The outstanding number of shares of common stock as of March 30, 2015 was: 39,197,400

Documents incorporated by reference: None

- i -

FORWARD LOOKING STATEMENTS

Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following are forward looking statements:

•	future financial and operating results;
•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;
•	the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;
•	expectations concerning market acceptance of our products;
•	current and future economic and political conditions;
•	overall industry and market trends;
•	management’s goals and plans for future operations; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms "NuGene Int’l", the "Company", "we", "us", and "our" refer to the ongoing business operations of NuGene International, Inc. and our wholly-owned subsidiaries, NuGene, Inc. and NuGene BioPharma, Inc., as well as, the past operations of NuGene, Inc. The terms “Bling Marketing, Inc.” or “Bling” refer to the operations of Bling Marketing, Inc. prior to December 29, 2014.

ORGANIZATIONAL HISTORY

We were incorporated in the State of Nevada on October 30, 2013 under the name “Bling Marketing, Inc.”.  Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings and pendants (“BMI Business”).  We recognized a minimal amount of sales from operations prior to the three months ended June 30, 2014 and were accordingly classified as a shell company. During the three month ended June 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and as a result, recognized sales revenue of $22,025 during said period. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter ended June 30, 2014.

On December 26, 2014 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”) merged with NuGene. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.  The transaction contemplated under the Merger Agreement is deemed to be a reverse merger, whereby the Company (the legal acquirer) is considered the accounting acquiree and NuGene is considered the accounting acquirer and NuGene (the legal acquiree) is considered the accounting acquirer. The assets, liabilities and operations of the acquired entity, NuGene, have been brought forward at their book value and no goodwill has been recognized.

In connection with the Merger Agreement, we entered into a Business Transfer and Indemnity Agreement dated December 29, 2014 (the “Indemnity Agreement”) with our former Chief Executive Officer and Director, Dena Kurland providing for:

1.	The transfer of our jewelry business operations existing on the date of the Indemnity Agreement (the “BMI Business”);
2.	The assumption by Ms. Kurland of all liabilities of our Company and the indemnification by Ms. Kurland holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
3.	The payment by NuGene to Ms. Kurland of $350,000 in cash; and
4.	The surrender by Ms. Kurland of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the "Indemnity Shares") of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been deemed cancelled by the Company).

Pursuant to the terms of the Merger Agreement, 26,052,760 shares of Company common stock and 1,917,720 Company Series A Preferred Stock were issued to the former NuGene shareholders. The Series A Preferred Stock is (i) initially convertible into common stock at a ratio of one to one, (ii) as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors and (iii) the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have for each share of Series A Preferred Stock three times the number of votes permitted to each share of common stock.

On December 26, 2014 our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board actions, each recipient of the stock dividend would receive 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in this Annual Report give effect to the Stock Split.

On December 29, 2014 we completed the sale of 2,000,000 shares of our common stock to 18 purchasers (“Stock Placement”) for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of promissory notes in the principal amount of $375,000.

At the Closing Date subsequent to the transactions described above (and giving effect to the Stock Split), we had approximately 39,197,400 shares of common stock outstanding and 1,917,720 shares of Series A Preferred Stock outstanding. At the time of the merger, an outstanding warrant to acquire shares of NuGene Inc. was exchanged for a warrant of Bling Marketing Inc. The warrant on its issuance, after giving effect to the Stock Split, evidenced the right of the holder to acquire up to 500,000 shares of common stock of the Company, had a strike price of $2.50 per share, was not exercisable for 12 months (the "Initial Exercise Date"), and any shares acquired thereunder upon exercise thereafter would be locked up and could not be sold for six months following the Initial Exercise Date. The warrant was issued to an entity that is not directly or indirectly an affiliate of either NuGene or of the Company.

On January 22, 2015 we were advised that the Financial Industry Regulatory Association had approved our (i) 15.04 to one Stock Split, (ii) name change from Bling Marketing Inc. to NuGene International, Inc., and (iii) change of trading symbol from BLMK to NUGN.

NUGENE HISTORY AND BUSINESS

NuGene was incorporated in California in December 2006 and formed and funded by our founders, Ali Kharazmi and Mohammed Kharazmi, M.D. The initial focus of the NuGene was to develop and market customized skin care products. As part of that focus NuGene sought to leverage the working relationships developed by our founders with the plastic surgery community. NuGene directed significant time and resources on developing anti-aging and scar treatment/reduction products.

In 2007 we continued to focus on age defying products utilizing peptide complexes (see further description, below) and nano-encapsulation for absorption into the skin (see further description, below). We introduced a limited product line under the NuGene name, and co-branded the products with an affiliated entity, Genetic Institute of Anti Aging, Inc. (“GIAA”), which is also owned by our founders. We utilized the services of a Korean based contract manufacturer to supply our products. This product line (the “GIAA Line”) was based on the use of peptides and did not utilize stem cells. We had very modest sales in 2007, with our sole customer being GIAA, a related party.

In 2008 we stopped production of the GIAA Line and sales were limited to selling remaining inventory through medical offices and through GIAA. With the GIAA Line discontinued, we spent the remainder of 2008 considering different formulations and methodologies for improved anti-aging products.

In 2009 and 2010 we had limited activity and very limited sales. Our sales were mostly overseas and limited to the remaining inventory of the GIAA Line. We continued to explore how we might advance our formulations and methodologies. We expended funds on research and development, carried out mostly by scientists engaged by the Company.

In 2011 our founders decided to use adult adipose human stem cells (undifferentiated cells found throughout the body that multiply by cell division to replenish dying cells and regenerate tissues) as the foundation of the formulation for its products. During 2011 the Company developed a proprietary process to extract human adult stem cells from fat cells that the Company then used in its customized NuGene line made specifically for those client(s). Throughout 2011 we continued to provide autologous, or mature, fat-derived stem cells for use in clinical procedures, utilizing this technology. Through this process, the Company refined its ability to culture adult human stem cells to render human conditioned stem cell media at a proprietary concentration which is a primary ingredient in the NuGene line of cosmeceuticals. The Company believes that this proprietary concentration in conjunction with our unique formulations will provide NuGene with a significant competitive advantage.

In 2012 we completed our initial line of cosmeceutical products based on these adipose derived stem cells. We branded this advanced skin care line solely under the NuGene name (the “NuGene Line”). We were able to eliminate the unpleasant odor associated with stem cells by adding a fragrance with a very low incidence of allergic reaction. The packaging of this new product line bears no resemblance to the prior GIAA Line. We also manufactured the NuGene Line ourselves at a small laboratory facility that we leased from an affiliated entity owned by one of our founders.

Throughout 2013 we continued to expand the product offerings of the NuGene Line. The Company focused its stem cell work in the surgical arena and orthopedic regeneration. These services were delivered to one client, which was an affiliated entity. Sales of the NuGene Line were limited as we were in an initial rollout and branding phase.

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products we sought to develop our marketing plan and distribution channels. By the end of 2014 we had wholesalers distributing products from the NuGene Line to medical offices and medical spas throughout the United States. As of December 31, 2014 we had about 50 locations selling our products. In addition to the NuGene Line, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Messrs. Ali and Mohammed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these products and services to ASP as we transitioned into the commercialization of our cosmeceutical product lines. We expect further to minimize these product sales and services to ASP in early 2015.

Our target customers primarily consist of middle aged men and women concerned with their aging skin and hair loss. Although our distributors are primarily west of the Mississippi River, our products have been sold throughout the United States and can also be purchased by calling our main office, located in Irvine, California.

The Company currently is principally engaged in marketing its NuGene Line of products, generally described as a line of proprietary skin and hair care cosmeceuticals derived from adult adipose stem cells and using growth factors. The Company anticipates that it will also need to seek substantial additional funding to further implement our other programs and fully activate our business plan and further expand our advertising, secure further channels of distribution, build inventory and recruit experienced sales personnel. No assurance can be given that the anticipated amounts of required funding will prove to be adequate or that we will be able to accomplish our goals within the timeframes projected even if such funds are obtained. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or even discontinue our proposed operations.

Overview

“Cosmeceuticals” refer to the combinations of cosmetics and pharmaceuticals which may offer medicinal or drug-like benefits. The term is more of a marketing term rather than a legal term, with the cosmetics industry having adopted the term in the late 1990’s. The US Food and Drug Administration (the “FDA”) does not recognize the term. While drugs are subject to a review and approval process by the FDA, cosmetics and cosmeceuticals are not subject to the same stringent regulatory regime and scrutiny. As such, if a product has drug properties, it must be approved as a drug. However, cosmeceuticals are not subject to this review and approval process.

Cosmeceuticals offer consumers cosmetic-like treatments with active ingredients, which in our view give them pharmaceutical-like efficacy. Driven by aesthetic-consciousness, according to the May 2014 RNCOS research publication entitled, “Global Cosmeceuticals Market Outlook 2018” the global market for cosmeceutical products has reached an estimated size of $35.1 billion in 2013. We believe that this market benefits from the growing segment of a younger generation of consumers as well as baby boomers who want to preserve their youthful looks. In our view the U.S. cosmeceutical market will continue to be favorably influenced by these growing segments of people who want beautiful and younger looking skin while aging.

Two of the fastest growing cosmeceuticals segments are the age-defying and hair restoration markets which focus on mechanisms that control the aging of skin and prevent/restore hair loss. Also according to the same RNCOS research, skin care garnered a material share of the cosmeceutical market in 2013 with a 60%, $21 billion worldwide market share, followed by hair care which represented a 14%, $4.75 billion market share. The global skincare cosmeceutical market is expected to reach $30.3 billion by 2018, accounting for a 62% share in the total cosmeceutical markets. In particular it is anticipated that with an aging baby boomer population and increased male grooming, skin whitening, facial care and sun-damaged products will drive the expected global demand.

The use of stem cell based media as a foundation for cosmeceutical products is designed to promote the age-defying process. Every human being has stem cells in his or her body. These cells exist from the early stages of human development until the end of a person’s life. Throughout our lives, our body continues to produce stem cells that regenerate to produce differentiated cells that make up various aspects of the body such as skin, blood, muscles, and nerves. These are generally referred to as adult stem cells (non-embryonic). These cells are important for the purpose of medical therapies aiming to replace lost or damaged cells or tissues or to otherwise treat disorders. Our NuGene Line of products uses human adult stem cells culture media that we believe, when applied to human skin cells, may reduce the appearance of aging skin. We have not yet commenced widespread marketing efforts of the NuGene Line, however we are in the process of developing relationships with distributors to provide access to national and international channels of distribution.

Strategy

NuGene initially focused on providing stem cell derived medical products to medical providers. These products included Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures. It was eventually decided that the medical product services has a limited growth potential and thus NuGene changed its focus to developing cosmeceuticals which has a much larger market potential and provides greater scalability ..

In our view age-defying products represent and will continue to represent a significant portion of the facial skincare market and seems to be resilient to a recessionary economy. In key markets such as the U.S. and Asia, we believe that the facial skincare market is positioned for significant growth.

In order to make claims that products can diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients. The category of skincare products based on biotechnology such as human stem cell is in our view just beginning to be developed, and therefore we expect that it has significant growth potential. Our goal is to leverage our knowledge in human adult stem cell technology to develop and commercialize advanced anti-aging skincare products for the retail and professional channels. We intend to develop, manufacture, and market cosmetic skin care and hair products to address this significant market opportunity.

Our business plan entails having our NuGene Line of products sold domestically and internationally through professional channels, including dermatologists, plastic surgeons, medical offices, and day and resort spas. We also expect to recruit and use a network of distributors. We plan to increase distribution of our products by promoting brand awareness through advertising, increasing sales personnel, other marketing and public relations. We will also rely upon the marketing expertise and name recognition of Kathy Ireland under the License Agreement discussed below. We propose to further expand our sales efforts through a branded website (www.nugene.com) and additional online commerce.

In addition to our product enhancement and marketing activities, our success will also depend on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others. If we are judicially determined to have infringed such rights, we may

•	incur significant costs of defense,
•	be ordered to pay damages,
•	become obligated to alter our services, products or processes,
•	be required to obtain licenses for products or process at additional cost, or
•	cease certain marketing activities.

Our Products

All of our products listed below have been formulated, fully developed and are currently being marketed. We have formulated and are testing other products, such as an acne cream and a burn cream, which we expect to introduce later during 2015 once product testing and marketing materials are completed. None of our products are licensed from third parties.

NuGene Skincare Products

•	Universal Cream: Our moisturizer works to smooth fine lines and wrinkles, improve aging skin tone and texture, increase collagen production, and reduce puffiness and dark circles—without any heaviness or oiliness.
•	Universal Serum: Formulated with multiple human growth factors, polypeptides, vitamins, minerals and amino acids, our signature serum encourages skin’s natural production of collagen and elastin while boosting other vital matrix protein syntheses, enabling it to repair and prevent environmental damage, improve texture and thickness, and restore skin’s natural luminosity.
•	Eye Serum: Designed to prevent and correct wrinkles, fine lines, puffiness, dryness and dark circles, this innovative product relies on our cutting-edge stem cell technology, along with multiple growth factors and other nourishing ingredients, to help reverse skin damage, minimize the appearance of future signs of aging, and restore youthful luminosity around the eyes, fostering skin that looks younger, smoother and fresher.
•	Light & Bright Gel: This potent product works to break down excess melanin in the skin without any of the harsh ingredients typically found in brightening products. And, in addition to quickly reducing the look of dark spots and excess pigmentation, it works to increase overall radiance, restoring a youthful glow.
•	Face Wash: As an anti-aging cleanser, our Face Wash is formulated with a unique blend of multiple growth factors, cytokines and rich pentapeptide complexes. NuGene’s Face Wash minimizes the visibility of pores and softens imperfections for a flawless appearance while the natural cleansing agents gently wash away dirt, oil, and makeup leaving the skin refreshed, smooth, clean and hydrated.

Hair care Products

•	Regenerative Shampoo: Rich in growth factors, polypeptide complexes and vitamins, this product has been formulated to rejuvenate the hair and scalp. In addition to increasing hydration, vibrancy and shine, it works to protect hair from environmental assault, preventing and correcting breakage, thinning and split ends.
•	Regenerative Conditioner: This hydrating, shine-enhancing conditioner utilizes additional key ingredients, vitamins and polypeptide complexes, to name a few, to instantly smooth even the coarsest, most damaged strands. With regular use, it fosters stronger, shinier, younger-looking hair that’s easier to style.
•	Anti-Hair Loss Serum: Our stem cell based technology replenishes the hair follicles with essential growth factors and cytokines to reduce and prevent further hair loss, as well as to stimulate follicular regeneration.

Pharmaceutical Products

In 2014, we initiated research and formulation for a new topical burn cream for treatment of burns that we expect may reduce infection and could improve healing time. Burns are the fourth most common type of trauma worldwide according to RNCOS research. Despite recent advances in wound management, infection continues to be a significant problem in treating burns. This has resulted in the routine use of prophylactic topical antimicrobial agents. The most common topical antimicrobial agent used is silver sulfadiazine cream. However, the side effects of delayed wound healing have remained a challenge to overcome.

Tissue healing research has demonstrated adipose-derived stem cell culture conditioned media exhibit human dermal fibroblast proliferation and enhanced secretion of type I, III collagen and fibronectin. These properties are well suited for dermal wound healing. In order to develop and bring this product to market, we intend to work with a contract manufacturer to combine the product with our stem cell media technology. Preclinical FDA work consists of in vitro and in vivo efficacy studies, experimental toxicology testing, formulation study, storage condition, stability testing, and ensuring Good Manufacturing Practices are all followed in the manufacturing process. This topical product will require FDA approval and we can give no assurance that we will obtain that approval.

On January 20, 2015, we formed a new subsidiary, NuGene BioPharma, Inc. (“BioPharma”) in the State of California. BioPharma will focus on acquiring and developing intellectual property and products that, subject to FDA approval, treat various conditions utilizing stem cell derived technology.

In March 2015, we entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Chris O’Brien, an individual. The IP Agreement provides for the purchase of all rights, title and interest in and to SkinGuardian, an FDA-approved (monographed) skin protectant, antiseptic, and moisturizing lotion which is used for the treatment of a variety of skin conditions. Included, in the purchase of SkinGuardian, but not limited to is (i) patent (Pub. No.: US 2009/0105195), (the “SkinGuardian Patent”) (ii) the Trademark (Registration No.: 85082446); (iii) all formulae and derivatives; (iv) FSA work product, clinical trial data, etc.; (v) the Goodwill; and (vi) any and all other rights, title, and interest in and to the SkinGuardian™ product (collectively, the “O’Brien Intellectual Property”) and Intellectual Property Rights that are defined within the IP Agreement free and clear of any liabilities, claims, liens or encumbrances. As consideration for the purchase of SkinGuardian, the Company agreed to issue 250,000 shares of common stock to Mr. O’Brien. The issuance of the common stock in this transaction is (i) exempt, in management's view, from registration pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, and (ii) includes a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing of the IP Agreement. Additionally, we further anticipate that Mr. O’Brien will provide at will consulting services to BioPharma on terms which may be negotiated.

Strategic Relationships and Licensing Arrangements

kiWW License Agreement

In November 2014 we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") whereby we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland in connection with our cosmeceutical line of products containing adult human adipose stem cell derived or containing biologically active or biologically derived ingredients. The initial term of the license is for eight years and it may be renewed for up to an additional four years.

In accordance with the License Agreement, we are required to submit a Business Plan to the kiWW® within ninety days of the effective date of the License Agreement. We have submitted our Business Plan to the Licensor within the required time frame and received the necessary approvals. The License Agreement defines the Licensed Products as those NuGene products containing stem cell derived or containing biologically active or biologically derived ingredients including: NuGene Face Wash, NuGene Universal Cream, NuGene Universal Serum, NuGene Light and Bright, NuGene Eye Serum, NuGene Anti-Hair Loss Serum, NuGene Regenerative Shampoo & Conditioner, and Advanced Infusion Serums as well as the following products which have not yet been commercially launched and/or developed: NuGene FaceMask, NuGene Melasma Serum, NuGene Acne Serum, NuGene Revitalizing Night Cream, NuGene Toner, NuGene Body Lotion, NuGene Specialty Soap, NuGene Neck and Décolleté Lotion, and other age defying products that are stem cell derived or which contain biologically active or biologically derived ingredients. On March 5, 2015, we announced the launch of the NuGene kathy ireland® brand. The campaign includes a re-branded internet presence and new videos featuring Ms. Ireland. We have initiated the launch of a larger multi-media campaign to promote the product line.

NuGene is obligated to utilize commercially reasonable efforts to meet the following minimum totals of net sales of Licensed Products for the specified periods:

Period	Forecasted Minimum Net Sales
Contract Year 1	$1,500,000
Contract Year 2	$2,500,000
Contract Year 3	$3,750.000
Contract Year 4	$5,000,000

A "Contract Year" corresponds to a calendar year ending December 31 and commences with the year 2015.

For each of these Contract Years we are obligated to pay a minimum royalty as follows:

Period	Minimum Royalty
Contract Year 1	$100,000
Contract Year 2	$150,000
Contract Year 3	$200,000
Contract Year 4	$250,000

As of December 31, 2014 we had accrued approximately $16,000 of royalty expense toward Contract Year 1 under the License Agreement.

Additionally, we are obligated to pay an annual Brand Participation fee to kiWW® which provides for general advertising, good will and promotion of the overall kathy ireland brand. NuGene paid kiWW $350,000 effective upon execution of the License. This onetime fee includes a "Brand Participation" fee for Contract Year 1. Brand Participation fees for Contract Years 2 through 8 are $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4.

This description of the License Agreement is a summary and does not purport to describe all material conditions, obligations and payments that are the responsibility of NuGene to the Licensor. The description provided of the License Agreement in this Annual Report is qualified in its entirety by reference to the License Agreement attached as an Exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2015, and that agreement is incorporated herein by this reference as if fully set forth in this Report.

Advisory Board

In an effort to improve our product line and retain the latest and most forward looking state of the art services, the Company has assembled an Advisory Board consisting of Board Certified Dermatologists and Plastic Surgeons consisting of medical professionals whom the Company believes are leaders in their respective fields. We intend to continue expanding our Advisory Board throughout 2015. We anticipate that our Advisory Board members, among other things, will provide us with strategic and business development ideas, insight into major trends in the highly competitive cosmeceutical marketplace and input regarding their specific expertise.

Competition

NuGene experiences and will experience intense competition from companies developing cosmeceuticals with stem cell derived active ingredients as well other ingredients. Our pharmaceutical division will have competition from companies developing stem cell based pharmaceuticals. Our cosmeceutical line of products also competes with other companies that offer a plant derived stem cell skin care line or stem-cell derived extracts. Many of these companies have substantially greater financial, technological, research and development, marketing and personnel resources.

Governmental Regulation

U.S. Government Regulation

The health care industry is highly regulated in the United States. The federal government, through various departments and agencies, state and local governments, and private third-party accreditation organizations regulate and monitor the health care industry, associated products, and operations. The following is a general overview of the laws and regulations pertaining to our business.

FDA Regulation of Stem Cell Treatment and Products

The FDA regulates the manufacture of human stem cell treatments and associated products under the authority of the Public Health Safety Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”). Stem cell derived products can be regulated under FDA’s Human Cells, Tissues, and Cellular and Tissue-Based Products Regulations (“HCT/Ps”), or may also be subject to FDA’s drug, biological product, or medical device regulations.

Cosmetic and Skin Care Regulation

Depending upon product claims and formulation, skin care products may be regulated as cosmetics, drugs, devices, or combination cosmetics and drugs. We currently only market cosmetic skin care products and are evaluating entry into the pharmaceutical market. The FDA has authority to regulate cosmetics marketed in the United States under the FDCA and the Fair Packaging and Labeling Act (“FPLA”) and implementing regulations. The Federal Trade Commission (the “FTC”) regulates the advertising of cosmetics under the FTCA.

The FDCA prohibits the marketing of adulterated and misbranded cosmetics. Cosmetic ingredients must also comply with the FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising. Cosmetic products and ingredients, with the exception of color additives, are not required to have FDA premarket approval. Manufacturers of cosmetics are also not required to register their establishments, file data on ingredients, or report cosmetic-related injuries to the FDA.

We will be responsible for substantiating the safety and product claims of the cosmetic products and ingredients before marketing. The FDA or FTC may disagree with our characterization of one or more of the skin care products as a cosmetic or the product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on our business. If the FDA determines we have failed to comply with applicable requirements under the FDCA or FPLA, it can impose a variety of enforcement actions from public warning letters, injunctions, consent decrees, and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including disgorgement of profits, injunction from further violative conduct, and consent decrees.

Some types of skin-care products are regulated as both cosmetics and drugs under the FDCA. Examples of drug-cosmetic combination products are facial moisturizers that contain sunscreen and skin protectant hand lotions. Products that are both cosmetics and drugs because of ingredients or intended use must satisfy the regulatory requirements for both cosmetics and drugs. The drug requirements include either FDA premarket approval under an NDA or an abbreviated new drug application (“ANDA”), or, more typically, implicit approval through conformance with the applicable FDA final regulation (also known as an over-the-counter drug monograph) that specifies the conditions that must be met for the drug to be generally recognized as safe and effective.

At present, we do not anticipate that any of the products we market will be regulated as a combination cosmetic and drug or solely as a drug or device. However, the FDA may disagree with such a determination which could result in a variety of enforcement actions and significant additional expenditure to comply with regulations which the FDA may deem applicable to such products. We are in the process of researching new products that may be classified as combination cosmetics and drugs which would require FDA approval.

Domestic State and Local Government Regulation

Some states and local governments in the United States regulate the labeling, operation, sale, and distribution of our skin care products. To the extent additional state or local laws apply, we intend to comply with them.

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. The level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby creating a greater regulatory burden for us. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. As a result it is possible that we may not be permitted to sell our products in foreign markets or expand our business into one or more foreign jurisdictions.

THE SCIENCE BEHIND OUR PRODUCTS

Human Stem Cells

Cells are the basic living units that make up humans, animals, plants and other organisms. Stem cells have two important characteristics that distinguish them from other types of cells. First, they can renew themselves for long periods of time. Second, they are unspecialized and under certain conditions can be induced to become cells with special functions such as metabolically active cells of the liver or transparent and protective cells of the eye. Until recently, scientists have worked with two major kinds of stem cells, embryonic stem cells and adult stem cells each category of which has different properties and characteristics.

Adipose Stem Cell-Derived Media

We use human fat tissue (adipose tissue) to derive adult human stem cells. Adipose stem cell derived growth factors have been shown to contribute to exerting diverse regenerative effects on skin cells. These growth factors help in stimulating collagen synthesis and migration of dermal fibroblasts (a major contributor in skin repair, regeneration, and revitalization). Using a proprietary technique for the isolation of these cytokines from adipose derived stem cells, NuGene has been able to incorporate these proteins into its cosmeceutical line of products.

Peptides

Peptides are molecular links of amino acids that help your skin to produce the anti-wrinkle protein known as collagen. Peptides are closely related to proteins. Peptides and proteins are present in every living cell and are responsible for many biochemical activities including acting in enzymes, hormones, antibiotics, etc. Peptides are listed in many better skin care products, and they perform important functions in the skin. As people age, they lose collagen which results in sagging and wrinkled skin. Since collagen is a protein composed of long chains of amino acids linked together by peptide bonds, peptides play an important role in replacing lost collagen. As collagen breaks down, the protein chains break up into smaller chains of peptides. The resulting peptide chains send signals to the body to produce more collagen. Since peptides are small, they can penetrate the skin’s protective barriers. Applying peptides directly to the skin through good skin care products tricks the skin into thinking that it has lost collagen recently and needs to produce more. Research has identified a number of peptides which mimic the function of the naturally produced growth factors in the human body. The advantage of using peptides over growth factors in skin care formula is their stability, but they are not complete in structural integrity as expressed by proteins in vivo.

Mass Production of Growth Factors

NuGene has been able to mass produce biologically active growth factors derived from adipose stem cells. With patent-pending technology, the process has achieved a high yield rate and superior quality of biomolecules. Our purification technique enables NuGene to have a high concentration of growth factors and cytokines in our skincare line.

Nano-encapsulation

One of the material challenges of the skincare science is the delivery of the active ingredients to the skin. At NuGene, we met this challenge by using our nano-encapsulation technology. This technology allowed us to effectively deliver adipose stem cell derived cytokines and growth factors through embedding them within a nanosome or capsule. This added step enhances the penetration of these biomolecules into the skin cells. Additionally, it prevents these growth factors/cytokines from becoming degraded by proteases present in the mixture. We believe this enhances the effectiveness of our products.

NuGene’s Anti-Aging Mechanism

Based upon new cutting edge research on adipose derived stem cell cultured media, we have discovered the following benefits:

•	Increases the proliferation of epithelial cells
•	Increases the synthesis of hyaluronic acid
•	Increases the synthesis of collagen and elastin
•	Adipose stem cell-derived EGF, bFGF increases the proliferation of fibroblast which synthesizes collagen and elastin
•	Adipose stem cell-derived EGF, IGF, bFGF, aFGF increases the skin elasticity by up-regulation of collagen, elastin, hyaluronic acid, and other extracellular matrixes (ECMs).

OFFICES

Our principal executive offices are located at 17912 Cowan, Suite A, Irvine, California, 92614. Our telephone number is (714) 614-2640. Our website is www.nugene.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

EMPLOYEES

We currently have eight full-time and two part-time employees. Additionally, for selling, marketing, IT and business development work that is not handled by our employees we have outsourced such work to various qualified contractors and consultants as deemed necessary.

WEBSITE

We currently maintain our corporate website at www.nugene.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other related information will be available, free of charge, on our website after we electronically file those documents with, or otherwise furnish them to, the SEC. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K or any other SEC filing.

INTELLECTUAL PROPERTY

We have invested, and continue to invest, significantly in intellectual properties, which consist of patents, trademarks and URLs. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We have two patent applications pending in the U.S. and one international patent application pending. The principal claims made in these applications cover wound scar and burn treatment creams, the methods of preparing stem cells and the formulations for stem cell media containing products.

During March 2015, we entered into the IP Agreement which included (i) patent (Pub. No.: US 2009/0105195), (ii) the Trademark (Registration No.: 85082446); (iii) all formulae and derivatives; (iv) FSA work product, clinical trial data, etc.; (v) the Goodwill; and (vi) any and all other rights, title, and interest in and to the SkinGuardian™ product and Intellectual Property Rights as defined in Section 8 of the IP Agreement

ITEM 1A:  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision.    Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the market value of our stock could decline substantially and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

Our products and product candidates may not achieve or maintain widespread market acceptance.

We may not achieve or maintain widespread market acceptance of our products or product candidates among physicians, patients or healthcare providers. Our products are highly susceptible to physician and patient preference and market acceptance. We have a limited history of promoting our cosmeceutical products. We recently began actively marketing and our marketing efforts are focused primarily on dermatologists and plastic surgeons.

We believe that market acceptance of our products will depend on many factors including:

•	The perceived advantages of our products over competing products;
•	The effectiveness of our sales and marketing efforts;
•	The convenience and ease of administration of our products;
•	The safety and efficacy of our products and the prevalence and severity of adverse side effects;
•	The availability and success of alternative treatments;
•	Our product pricing and cost effectiveness;
•	Publicity concerning our products, product candidates or competitive products;
•	Whether or not patients routinely use our products, refill prescriptions and purchase additional product, and
•	Our ability to respond to changes in physician and patient preferences for the treatment of dermatological conditions and the improvement of the appearance of skin.

If our products fail to achieve or maintain market acceptance or if new products or technologies are introduced by others that are more favorably received than our products, are more cost effective or that otherwise render our products obsolete, we may experience a decline in the demand for our products.

If we are unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would suffer. Our ability to compete depends upon the success of our business development activities and our ability, and the ability of our collaborators, to innovate, develop and commercialize new products and product enhancements, as well as to identify new markets for our products

Our business strategy requires us to develop or acquire new and innovative applications of our products, identify new markets for our existing products, and develop or acquire new technology. We are currently developing products for the treatment of burns and exploring several delivery technologies to improve our existing products. However, our development efforts may not lead to new commercial products. To successfully expand our product offerings, we must:

•	Develop or acquire new products that either add to or significantly improve our current product lines;
•	Convince our target customers that any new cosmeceutical products or line extensions would be an attractive revenue-generating addition to their practices;
•	Protect our products with defensible intellectual property; and
•	Satisfy and maintain all regulatory requirements for commercialization.

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates we may acquire or license in the future that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	Pharmaceutical product candidates may fail to receive regulatory approvals required to bring the products to market;
•	Manufacturing costs or other factors may make our pharmaceutical and cosmeceutical product candidates uneconomical;
•	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being commercialized;
•	Success of pharmaceutical product candidates in nonclinical and early clinical studies does not ensure that later stage clinical trials will be successful;
•	The length of time necessary to complete clinical trials and to submit an application for marketing approval of pharmaceutical product candidates for a final decision by a regulatory authority varies significantly and may be difficult to predict; and
•	Developing pharmaceutical and cosmeceutical product candidates is very expensive and will have a significant impact on our ability to generate profits.

We may be unable to continue to develop new products, enhancements to our existing products and other technologies in the near term, if at all, in part because new products or enhancements to our existing products must meet regulatory standards and receive requisite regulatory approvals.

Our failure to introduce new products or enhancements to our existing products for any one of these reasons could adversely affect our expected growth rate and adversely affect our overall business and financial results.

Our marketed products and our products under development could be rendered obsolete by technological or medical advances.

The development of medical advances to treat the conditions that our products are designed to address may render our marketed products and our products under development obsolete or uneconomical. The enhancement of the appearance of skin, the regeneration of hair growth and the treatment of burns, acne or other skin disorders are the subjects of active research and development by many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions, as well as other major cosmeceutical companies which develop wrinkle reduction or age defying skin and hair care products. While we intend to expand our technological capabilities to remain competitive, research and development by others may render our technology or products obsolete or noncompetitive or result in treatments superior to any therapy we develop.

Technological advances affecting costs of production also could adversely affect our ability to sell products. Our products could become more expensive to produce, or not competitive, which would decrease our revenues and adversely affect our results of operations and financial condition.

We have previously depended on a related party for the majority of our revenues from cosmeceutical products. The majority of our revenues not generated from the related party were derived from a single wholesale distributor. The discontinued use of the related party or loss of the wholesaler could have a material negative effect on our financial condition.

Historically, the majority of sales of our cosmeceutical products have been to an affiliated entity, ASP, which is also owned by our CEO and Chairman of the Board, Messrs. M. Ali and M. Saeed Kharazmi, respectively. Our Chairman of the Board is currently the acting Medical Director of ASP. During the year ended December 31, 2014 we received approximately 66% of our revenues from ASP. Despite the significant percent of revenues generated from ASP, we intend to reduce our services offered to ASP and focus primarily on the development and marketing of the NuGene Line, as well as our intended pharmaceutical operations. We expect that the resulting reduction in revenues from sales to ASP will be offset by revenues generated from the sale of our NuGene Line, however this cannot be assured and we may experience a decrease in revenues.

Excluding sales to ASP, 51% of our revenues during the year ended December 31, 2014 were derived from a single wholesale distributor. We do not have long-term purchase commitments from this party. This distributor purchases products from us on a purchase order basis on its standard terms. The distributor is under no obligation to continue purchasing our products. The loss of the wholesaler, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. In addition, we may also face pricing pressure from the wholesaler because they collectively comprise a significant portion of the distribution network for pharmaceutical products in the U.S. We may not be able to manage these pressures and purchases from these wholesalers may not continue.

If we breach any of our key license or supply agreements, we could lose exclusivity rights or the agreements could be terminated.

We have an international licensing agreement with kiWW for all cosmetic products for a term of eight years. These rights are important to our business, and any breach of the related agreements could result in a termination of the respective rights, which, in turn, would prevent us from marketing the affected products or developing the affected product candidates. Our agreements with kiWW require milestone and royalty payments, minimum revenue requirements or minimum annual royalty payments and other obligations. If we have insufficient demand for these products or otherwise fail to meet the minimum purchase requirements or any of the other requirements set forth in these agreements, we could lose the exclusive nature of our right to market products under the kiWW brand.

If we fail to comply with any of the requirements under our key license and supply agreements, we may lose exclusive rights under these agreements or they may be terminated in their entirety. In that event, others could obtain rights to sell products that compete directly with ours and our revenues and market share would decrease. The loss of any rights under any of our license and supply agreements would adversely affect our ability to sell our products and adversely affect our revenues and results of operations

We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, transportation and regulatory monitoring of our pharmaceutical products. We rely on third parties to perform a variety of functions related to the sale and distribution of our cosmeceutical products. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections, the key aspects of which are out of our direct control. If any third-party service provider fails to comply with applicable laws and regulations, fails to meet expected deadlines or otherwise does not carry out its contractual duties to us, our ability to deliver products to meet commercial demand would be significantly impaired. In addition, we may retain one or more third parties to perform various regulatory monitoring services for our products, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these regulatory service providers is insufficient, our ability to continue to market our approved products could be jeopardized or we could be subject to regulatory sanctions.

If our competitors develop and market products faster than we do or if the products of our competitors are considered more desirable than ours, revenues for any of our products or product candidates that may be approved for marketing will not develop or grow.

The dermatology market in particular, is highly competitive and includes a number of established, large and mid-sized pharmaceutical and cosmeceutical companies, as well as smaller emerging companies and specialty pharmaceutical and cosmeceutical companies, whose activities are focused on our target markets and areas of expertise. We face, and will continue to face, competition for our products and in the commercialization, development, licensing and discovery of our product candidates, which could severely impact our ability to achieve significant market acceptance of our products and product candidates. Furthermore, new developments, including the development of other drug technologies, delivery methods and improved formulations, occur in the pharmaceutical industry at a rapid pace. These developments may render our currently marketed products and product candidates or technologies obsolete or noncompetitive.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	Capital resources;

•	Research and development resources, including personnel and technology;

•	Regulatory experience;

•	Clinical trial experience; and

•	Manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their pharmaceutical products more rapidly than us. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or technologies. Our competitors may also develop pharmaceutical and cosmeceutical products that are more effective and less costly than ours and may also be more successful than us in manufacturing and marketing their products.

Other competitors may invest significant amounts in advertising and marketing their products, including through television and other direct-to-consumer methods.

It is possible that our competitors may be able to reduce their cost of production so that they can aggressively price their products and secure a greater market share to our detriment. Our competitors may also be able to attract and retain qualified personnel and to secure capital resources more effectively than we can. Any of these events could adversely affect our ability to compete and our results of operations.

If we are unable to attract and retain key personnel, our business will suffer.

We currently have seven full-time and two part-time employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, manufacturing, product development and other personnel. We may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and development positions, in the future due to intense competition for personnel among businesses like ours, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our success depends on a number of key management and technical personnel, including Ali Kharazmi, our President and Chief Executive Officer, M. Saeed Kharazmi, our Chairman, Acting Chief Financial Officer, Treasurer and Secretary, and Sanjay Dhar, Ph.D, our Director of Research and Development ,,. We are not aware of any present intention of these persons or any of our other executive officers to leave our company. Although we have entered into employment agreements with each of our executive officers, these agreements provide for at-will employment and are terminable any time, with or without notice, subject to severance payments under certain conditions. Therefore, we may not be able to retain their services. In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives. This may have a material adverse effect on our results of operations and financial condition.

Our products and product candidates may cause undesirable side effects that could limit their use.

Although rare, among the reported side effects for our cosmeceutical products are skin irritation and skin rash. Although these side effects generally are not severe, they may limit the use of our products, particularly if physicians or patients perceive the risks to outweigh the benefits or the side effects of competitive products to be less significant. If more severe side effects associated with any of our cosmeceutical products were to be reported or observed, we could be required to suspend our marketing of the products, conduct additional safety tests and potentially cease the sale of the products. In addition, we face the potential for product liability claims from any patients who experience side effects, whether from our pharmaceutical products or our cosmeceutical products and whether or not any action is taken by a regulatory authority.

Undesirable side effects caused by our product candidates could interrupt, delay or halt our development programs, including clinical trials, and could result in the denial of any required regulatory approval by the FDA or other regulatory authorities.

We may face liability and indemnity claims that could result in unexpected costs and damage to our reputation.

Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our pharmaceutical and cosmeceutical products. Plaintiffs in the past have received substantial damage awards against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Although we currently maintain product liability insurance, there is no guarantee that any claims brought against us would be within our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Also, it may be necessary for us to recall products that do not meet approved specifications, which would result in adverse publicity, potentially significant costs in connection with the recall and a loss of revenues. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim resulted in adverse publicity or damage awards outside or in excess of our insurance policy limits.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

In the process of making sales using consumer credit cards as a method of payment, we may handle and transfer such information as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

Changes in economic conditions could materially affect our ability to maintain or increase sales.

The cosmeceutical industry depends on consumer discretionary spending.  The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers discretionary spending. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. Negative economic conditions might cause consumers to make changes to their discretionary spending behavior, including spending currently made on our cosmeceutical line of products. If such sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales and this could materially adversely affect our business, financial condition or results of operations.

Our business is subject to intense competition and we may be unable to compete effectively against entrenched companies with larger resources and established channels of distribution.

Competition from other cosmeceutical businesses could impact sales and seriously harm our business, financial condition and results of operations. We strive to provide direct and indirect benefits to our distributors that are superior to, or competitive with, other cosmeceutical companies. If we are unable to provide our distributors with adequate benefits, or if any significant number of our distributors are not successful, we may be unable to maintain or renew our contractual relationships with distributors, causing our business, financial condition and results of operations to suffer.

The cosmeceutical industry in which we operate is highly competitive and increased competition could reduce our sales and profitability.

We compete in different markets within the cosmeceutical industry on the basis of the uniqueness of our product offerings, the quality of our products, customer service, price and distribution.  Our markets are highly competitive.  Our competitors vary in size and many may have greater financial and marketing resources than we do.  If we cannot maintain quality and pricing that are comparable or superior to our competitors, we may not be able to grow our revenues and operating profits and may lose market share.  Competitive conditions could result in our experiencing reduced revenues, gross margins and operating results and could cause an investor in our Company to lose a substantial amount or all of its investment in our Company.

The loss of suppliers or shortages in ingredients could harm our business.

We acquire ingredients and products from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products from sole suppliers that own or control the product formulations, ingredients, or other intellectual property rights associated with such products. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. Some of our products incorporate products that may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand. If we are unable to successfully respond to such issues, our business could be harmed.

FINANCIAL RISKS

We have a limited operating history investors will have no ability to gauge market acceptance for our products or the ability of management to execute on our business plan.

We began commercial sales of our cosmeceutical products in March 2014 and sales from the NuGene Line represent less than 40% of our total sales during 2014. Our operations to date have been primarily focused on our formation, the hiring of our management team, acquiring, licensing and developing our technology and products, building our sales force, marketing department and investor relations and preparing for and commencing the commercial launch of our products.

It is difficult to predict future performance and our success is dependent upon a number of factors over which we have limited control. As a result, it is difficult to predict our quarterly financial results and they are likely to fluctuate significantly. We are a relatively new company with a limited operating history and our sales prospects are uncertain. In particular, we began selling our cosmeceuticals in March 2014 and have yet to begun active marketing. We also have relatively limited experience selling our other products. Accordingly, we cannot predict with any certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	Demand and pricing for our products, including any change in wholesaler purchasing patterns for our pharmaceutical products;
•	Physician and patient acceptance of our products;
•	Timing of new product offerings, acquisitions, licenses or other significant events by us, our partners or our competitors;
•	Regulatory approvals and legislative changes affecting our cosmeceutical products;
•	Any interruption in the manufacturing or distribution of our products, including events affecting our third-party suppliers and any failure to comply with manufacturing specifications;
•	Changes in treatment practices of physicians or other providers that currently recommend our products;
•	Significant product returns and rebates;
•	Implementation of new or revised accounting or tax rules or policies;
•	Our ability to grow and maintain a productive sales force; and
•	The effect of competing technological and market developments.

Because we have a limited operating history we are subject to all of the risks and uncertainties of a new business.

We only initiated the rollout of the NuGene Line in 2013 and sales from the NuGene Line represent less than 40% of our total sales during 2014. Although we entered into a License Agreement with kiWW during November 2014, we have not yet been able to determine the impact that the License Agreement will have on our results of operations.

Because we have had only minimal operations during the past two years, we are subject to all of the risks and uncertainties normally associated with a new business, including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees, and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements. As a new company, we expect to incur operating losses until, if ever, we successfully release a line of products that will generate enough revenues to become profitable or thereafter maintain profitability. There is no assurance that we will be able to validate and market products that will generate enough revenues for us to become profitable or thereafter maintain profitability. As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We have had operating losses since inception and expect to continue to incur net losses for the near term.

As of December 31, 2014, we had an accumulated deficit of approximately $1,349,000 and we have reported a net loss of approximately $313,000 for the year ended December 31, 2014 and net income of $7,013 for the year ended December 31, 2013, respectively. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term.

If we cannot achieve and maintain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Continuing profitability will require us to increase our revenues and manage our product, operating and administrative expenses. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Should we be successful in growing our revenues according to our operating plans, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure, liquidity and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth, critical shortages of cash and a failure to achieve or sustain profitability.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Significant differences between actual and estimated demand for our products could adversely affect us.

If we overestimate demand, we may be required to write off inventories and increase our reserves for product returns or liabilities to customers in future periods. If we underestimate demand, we may not have sufficient inventory of products to ship to our customers. Our cosmeceutical products have expiration dates that generally range from 24 to 36 months from the date of manufacture. Judgment is required in estimating these reserves. The actual amounts could be materially different from our estimates, and differences will need to be accounted for in the period in which they become known. If we determine that the actual amounts exceed our reserve amounts, we will record a charge to earnings to approximate the difference. A material reduction in earnings resulting from a charge could have a material adverse effect on our net income, results of operations and financial condition.

We may need to raise additional funds to pursue our growth strategy or continue our operations and we may be unable to raise capital when needed.

We believe that our current cash and cash equivalents will be sufficient to fund our operations through 2015. However, we have based this estimate on assumptions that may prove wrong, and we could spend our available financial resources much faster than we currently expect. We may need to raise additional funds prior to the end of 2015 to finance our operations and to fund product development programs, sales and marketing initiatives for our current marketed products. Factors affecting our product development expenses include, but are not limited to:

•	The number of our products in early-stage clinical development;
•	Our licensing or other partnership activities, including the timing and amount of related development funding, licensee fees or milestone payments;
•	The number and outcome of clinical trials conducted by us and/or our collaborators; and
•	Our future levels of revenue.

We expect to satisfy our future cash needs through public or private equity offerings, debt financings or collaboration, licensing and other similar arrangements, as well as through interest earned on cash balances. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted.

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the sales of one or more of our current products and/or the development of one or more of our potential products.

CORPORATE AND OTHER RISKS

Our executive officers, directors and principal stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and Chief Executive Officer. Accordingly, our principal stockholders together with our directors, Chief Executive Officer and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Chief Executive Officer and our Chairman of the Board have no prior experience in these roles in a public company.

To serve in the roles of officer and/or director for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, a senior executive officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such senior executives and directors.  Neither of these persons, who currently are also our sole directors, have such experience, the absence of which could increase our exposure to untimely compliance with applicable regulation that could result in possible added liability and cost to the material detriment of our operations and financial interests.

Our Board of Directors consists of two persons and does not contain an independent member and we do not have an Audit Committee.

Our board of directors as of the date of this report consists of Ali Kharazmi and Mohammed Kharazmi, who are our founders and principal stockholders. Good corporate governance practices call for the inclusion of independent members of our Board of Directors.  Independent Board Directors act as a check on management and can assure that it acts in the best interests of all of our Company’s stakeholders.  With our lack of independent Board members, we run a higher risk that our management could make subjective decisions without benefit of more measured independent guidance, rather than for the benefit of all of our shareholders.  An independent Audit Committee qualitatively enhances a company’s internal controls over financial reporting.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who believe that there are irregularities in a Company’s accounting policies and procedures.  With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders. Although Ali Kharazmi and Mohammed Kharazmi are brothers in the event that the current board members may be deadlocked on any material decision requiring board action our business may incur additional costs and uncertainties and until any such impasse is resolved our operations may suffer.

Issuances of our Series A Preferred Stock or other authorized shares of preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize the Board of Directors to issue up to 25,000,000 shares of "blank check" preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  In connection with the Merger we issued, in addition to common stock, 1,917,720 shares of Series A Preferred Stock to NuGene's two founders. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one, has the right to elect a majority of the board of directors and has in connection with any other vote of shareholders three votes for every vote of available to the common stock. These outstanding shares of Series A Preferred Stock diminish and any future issuances of other series of preferred stock could further diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, the Series A Preferred Stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The Series A Preferred Stock specifically, and the ability of the Board of Directors generally, to issue preferred stock make it more difficult, and could delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.  The summary description of the Series A Preferred Stock contained in this Annual Report is qualified in its entirety by reference to the Certificate of Designations filed with Secretary of State of Nevada on December 24, 2014 and included in our Current Report on Form 8-k filed with the SEC on January 6, 2015.

As a result of the acquisition, our operations will incur increased costs of being a public company.

In reviewing the past operations of NuGene and future prospects, investors should recognize that we will incur significant legal, accounting and other expenses that NuGene did not incur as a private company, particularly if we are no longer an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the U.S. Securities and Exchange Commission, or SEC, and the NASDAQ Global Select Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we may be required to adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements.

For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies."

These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We may remain an "emerging growth company" for up to five years. To the extent we use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an "emerging growth company."  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company."

CAPITAL MARKET RISKS

If no sustainable active trading market develops and continues following the acquisition transaction with NuGene, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There has been relatively limited market trading activity in our stock since we commenced operations as NuGene in late December 2014 and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are listed for trading on OTC Markets, the trading volume that can develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our company.

If an active public market for our common stock develops, it may be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

If a market for our common stock develops, the market price for our shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the markets we serve, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets, excluding principal residence, in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Risks Related to Regulatory Matters

While we believe that that our principal cosmeceutical products and product candidates do not require FDA approval as new drugs, the FDA could disagree and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products.

Our cosmeceutical products are marketed without FDA approval on the basis that they are generally recognized as safe and effective for their intended use and thus do not require new drug approval. The FDA has not challenged this position. The FDA may at any time disagree with our position for a variety of reasons, including new information about the particular product or its active ingredients, how the product is promoted, if another company obtains FDA approval for a prescription drug with the same active ingredient, or based on a change of FDA regulatory policy. This could require us to seek new drug approval for these products to remain on the market or to withdraw a product until required clinical trials are performed and new drug approval is obtained.

If the active ingredients of the products are finally determined by the FDA not to be generally recognized as safe and effective for OTC use, the FDA may seek to apply those findings to prescription products as well, leading to potential objections to the continued marketing of the products or a demand that marketing continue only on the basis of a new drug approval. Either of these outcomes could affect the way our products are marketed or our ability to market them at all. Further, the FDA could decide that growth factors derived from human adipose stem cells do not come within this policy and thus must seek new drug approval to remain on the market or must be withdrawn until approval is obtained.

Our pharmaceutical products under development may not be approved by the FDA or foreign regulatory authorities, and any failure or delay associated with our product development and clinical trials or obtaining regulatory approval of these products would increase our product development costs and time to market. We face substantial risks of failure inherent in developing pharmaceutical products. The pharmaceutical industry is subject to stringent regulation by many different agencies at the federal, state and international levels. Our pharmaceutical products must satisfy rigorous standards of safety and efficacy before the FDA approves them, and before any foreign regulatory authorities approve them for commercial use in any countries outside the U.S. where we decide to market them. Even if a regulatory filing is accepted, the FDA or foreign regulatory authorities may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for some of our products or may grant approval only under conditions which are less commercially attractive than anticipated. To the extent that these products do not perform successfully in our planned pivotal clinical trials, we may need to develop alternative candidates. Product development is generally a long, expensive and uncertain process. Successful development of our new pharmaceutical product formulations, including our burn cream will depend on many factors, including:

•	Our ability to select key components, establish a stable formulation and optimize characteristics;
•	Our ability to develop a formulation that demonstrates our intended safety and efficacy profile; and
•	Our ability to transfer from an early-stage company to a commercial-scale operations and the costs associated with commercial manufacturing.

If we are unable to develop suitable clinical formulations of our pharmaceutical products or are significantly delayed in doing so, our ability to commercialize these products will be adversely affected. Once we have manufactured a formulation that we believe is suitable for pivotal clinical testing, we will need to complete our clinical testing, and failure can occur at any stage of testing. These clinical tests must comply with FDA and other applicable regulations. We may suffer significant setbacks in advanced clinical trials, even after showing promising results in earlier trials. The results of later clinical trials may not replicate the results of prior clinical trials. Based on results at any stage of clinical trials, we may decide to discontinue development of a product candidate. We, or the FDA, may suspend clinical trials at any time if the patients participating in the trials are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical trials or in the conduct of our trials. Moreover, not all products in clinical testing will receive timely, or any, regulatory approval. Even if clinical trials are completed as planned, their results may not support our assumptions or our product claims. The clinical process may fail to demonstrate that our products are safe for humans or effective for intended uses. In addition, these failures could cause us to abandon a product entirely. If we fail to take any current or future product from the development stage to market, we will have incurred significant expenses without the possibility of generating revenues, and our business will be adversely affected.

If our clinical trials for our products under development are delayed, we would be unable to commercialize these potential products on a timely basis, which could materially harm our business.

We plan to conduct clinical trials for burn cream candidate in mid-2015. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	Obtaining an effective Investigational New Drug application, or IND, or regulatory approval to commence a clinical trial;
•	Negotiating acceptable clinical trial agreement terms with prospective trial sites;
•	Obtaining institutional review board approval to conduct a clinical trial at a prospective site;
•	Recruiting subjects to participate in a clinical trial;
•	Competition in recruiting clinical investigators;
•	Shortage or lack of availability of clinical trial drugs;
•	The need to repeat clinical trials as a result of inconclusive results or poorly executed testing;
•	The placement of a clinical hold on a study;
•	The failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and
•	Exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

Our pharmaceutical products under development must successfully complete clinical trials before commercialization.

If we have significant delays in or termination of clinical trials, our financial results and the commercial prospects for these potential products or any other products that we may develop will be adversely impacted. In addition, our product development costs will increase and our product revenues will be delayed if we experience delays in testing or obtaining regulatory approvals or if we need to perform more or larger clinical trials than planned.

We will not be able to commercialize our pharmaceutical products in development if our clinical trials do not demonstrate safety and efficacy in humans.

We intend to market our pharmaceutical products in development in the U.S. and possibly in various other countries, and as a result, we will need to obtain separate regulatory approvals in the U.S. and in most foreign jurisdictions. We must obtain regulatory approval for the sale of any product classified by the FDA as a “new drug.” We must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. It may take several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our pharmaceutical product candidates may never be approved for sale or become commercially viable. This may result in the reduction of our revenues and an increase in clinical, regulatory and development expenses and, in turn, have a material adverse effect on our profitability, margins, results of operations and financial condition.

We are subject to ongoing regulatory review of products under development that may be marketed in the future.

Our pharmaceutical products under development will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions under the federal anti-kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, arranging for or recommending prescription or purchase may be subject to scrutiny if they do not qualify for a statutory exemption or safe harbor. Federal false claims laws prohibit any person from knowingly making, or causing to be made, a false claim to the federal government, or knowingly making, or causing to be made a false statement to have a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

In addition, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is overseen by the FDA and other governmental authorities under regulations that include, in particular, requirements concerning record keeping and control procedures. Any failure to comply with these regulations may result in significant criminal and civil penalties as well as damage to our credibility in the marketplace. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.

The regulatory status of our cosmeceutical products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products.

The Federal Food, Drug, and Cosmetic Act does not recognize “cosmeceuticals” as a category of products. We use the term “cosmeceuticals” as a marketing term to describe our non-prescription, cosmetic products. The FDA does not have a premarket approval system for cosmetic products, and we believe we are permitted to market our cosmeceutical products and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate what we term as cosmeceuticals or the ingredients included in our cosmeceuticals as drugs or biologics, rather than cosmetics. If any of our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of our cosmeceutical products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials and we may not be able to establish sufficient efficacy or safety data to resume the sale of our cosmeceutical products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmeceutical products and any related interruption in the marketing and sale of our cosmeceutical products could severely damage our brands and image in the marketplace, including our relationships with physicians and their patients.

We will need to obtain FDA approval of the brand names we use for our pharmaceutical product candidates which require FDA approval and any failure or delay associated with an approval may adversely impact our business.

Any name we intend to use for our pharmaceutical product candidates for which we will seek FDA approval, will also require approval from the FDA of the proposed brand name as part of the approval process, even if we have secured a trademark registration from the U.S. Patent and Trademark Office, or PTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims.

If our manufacturers do not comply with U.S. and federal regulations, our supply of product could be disrupted or terminated.

Our manufacturers must comply with U.S. regulations and corresponding foreign standards, including the FDA’s current Good Manufacturing Practice regulations for drug manufacturing and processing, or cGMPs, applicable to the manufacturing processes related to prescription products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. We will have limited control over the FDA compliance of our third-party manufacturers. If any of our manufacturers fail to meet or are found to be non-compliant with the cGMPs or any other FDA requirements or similar regulatory requirements outside of the U.S., obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption in the manufacturing of one or more of our products as a result of non-compliance could adversely affect our product inventories and supply of products available for sale which could reduce our sales, margins and market share, as well as harm our overall business and financial results.

Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), cosmetics, which we refer to as cosmeceuticals, are defined as articles applied to the human body to cleanse, beautify or alter the appearance. The manufacturing of cosmetics is subject to the misbranding and adulteration sections of the FDC Act applicable to cosmetics. Cosmetics are not subject to premarket approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or any function of the human body, the FDA will regulate the product as a drug rather than as a cosmetic. The product will then be subject to all drug requirements under the FDC Act. The labeling of cosmetic products is subject to the requirements of the FDC Act, the Fair Packaging and Labeling Act and other FDA regulations.

We have only limited experience in regulatory affairs, which may affect our ability or the time we require to obtain necessary regulatory approvals. We have only limited experience in regulatory affairs, including the preparation and filing of applications to gain the regulatory approvals necessary for pharmaceutical product candidates. Moreover, some of the products that are likely to result from our product development, licensing and acquisition programs may be based on new technologies that have not been extensively tested in humans. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals for any products that we develop, license or acquire.

If we move forward with production of an FDA regulated product, then our operations could be harmed if we are found not to be in compliance with Good Manufacturing Practices.

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.  The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to a products that contain many different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products may be adversely affected, which would materially affect our business.

Patents. Our commercial success will continue to depend in part on the patent rights we plan to obtain related to future products we may market. Our success also depends on our and our licensors’, collaborators’, and suppliers’ ability to maintain these patent rights against third-party challenges to their validity, scope or enforceability of these patent rights.

Our patent position, and those of our licensors, collaborators and suppliers, is subject to the same uncertainty as other pharmaceutical and consumer product companies. Our patents and patent applications, and those of our licensors, collaborators and suppliers, may not protect our technologies and products because, among other things, our pending applications may not result in issued patents; we may develop additional proprietary technologies that are not patentable; patents issued to us, our licensors, collaborators or suppliers may not provide a basis for future commercially viable products; and patents issued to us, our licensors, collaborators or suppliers may not provide us with any competitive advantage, or may be challenged, circumvented, invalidated or rendered unenforceable by third parties. For example, the USPTO or the courts may deny, narrow or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions. Inventors, or third parties of whom we are unaware, may challenge the ownership of patents and applications we own, license or benefit from through supply agreements with our collaborators and suppliers. We, our licensors, collaborators and suppliers may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that is secured may be challenged and possibly lost.

Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights.

Composition of matter patents on active pharmaceutical ingredients may provide protection for pharmaceutical products without regard to formulation or other type of limitation.

Our primary patent protection strategy consists of obtaining patents for the formulation and methods of manufacturing our products and product candidates when appropriate, in addition to our pending composition patent claims. Our competitors or other third parties, including generic drug companies, may challenge the scope, validity or enforceability of our patent claims. As a result, these patents may be narrowed in scope, invalidated or deemed unenforceable and may fail to provide us with any market exclusivity or competitive advantage even after significant investment in efforts to obtain and maintain a meaningful competitive patent position. Additionally, rights we issue to U.S. and foreign patents that we own or license will be limited to the terms of the patents in the respective countries where the patents issued.

We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect, especially for infringement of patent claims for methods of manufacturing. If we become involved in any dispute regarding our intellectual property rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. As a result of general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees; failure to make these payments could result in the unenforceability of patents not maintained.

Trade Secrets and Proprietary Know-how. We, our licensors, collaborators and suppliers also rely upon trade secrets, proprietary know-how and other technological innovation, particularly when patent protection is not appropriate or available. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. Although we attempt to protect our trade secrets by requiring our employees, consultants, advisors and current and prospective business partners to enter into confidentiality agreements prohibiting them from disclosing or taking our proprietary information and technology, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how. If our employees or consultants breach these agreements, we may not have adequate remedies for any of these breaches. Further, third parties that are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. Others may independently develop similar or equivalent trade secrets or know-how. If our confidential or proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

Trademarks. Our trademarks will continue to be important to our success and competitive position. We have received U.S. trademark registration for our corporate name, NuGene®, and own or have rights to use our product and component names. We also have license regarding the use of Kathy Ireland® who also acts as our brand ambassador. We also will need to pursue trademark registration for any new trademarks that we select. We may not be able to secure any of our trademark registrations with the PTO or comparable foreign authorities. If we do not adequately protect our rights in our various trademarks from infringement, any goodwill that has been developed in those marks would be lost or impaired. We could also be forced to cease using any of our trademarks that are found to infringe upon or otherwise violate the trademark or service mark rights of another company, and, as a result, we could lose all the goodwill which has been developed in those marks and could be liable for damages caused by any infringement or violation.

Our ability to market our products may become subject to the intellectual property rights of third parties, and we may have to engage in costly litigation to enforce or defend challenges to our intellectual property by third parties, which may harm our results of operations, financial condition and cash flow.

 Our commercial success will continue to depend in part on our ability, as well as the ability of our collaborators and suppliers, to make, use and sell our products without infringing the patents or proprietary rights of third parties. Our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in the U.S. or international markets. We may not be aware of all of the patents and other intellectual property rights of others potentially adverse to our interests that may be owned by third parties.

 Our third-party suppliers may also be notified of alleged infringement, and potentially be sued for infringement of patents or other proprietary rights. We may have limited control or involvement over the defense of these claims, and these third parties could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or in the countries in which they are based. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we, our licensors, collaborators or suppliers, may not be successful in defending claims of intellectual property infringement by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management.

If we or our third-party licensors and suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•	expend significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•	obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.

Ultimately, we could be prevented from selling a product, commercializing a product candidate, or otherwise forced to cease some aspect of our business operations as a result of any intellectual property litigation. Even if we, our collaborators and suppliers are successful in defending an infringement claim, the expense, time delay, and burden on management of litigation and negative publicity could have a material adverse effect on our business.

We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of our employees' former employers.

We employ individuals who were previously employed at other personal care product or nutritional supplement companies, including our competitors or potential competitors. To the extent that our employees are involved in research areas that are similar to those in which they were involved with their former employers, we may be subject to claims that such employees have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On February 2, 2015, we received a letter from the staff of the Securities and Exchange Commission (the “Staff”). The comments from the Staff were issued with respect to its review of our Form 8-K filed January 6, 2015. In addition to other comments, the Staff’s February 2, 2015 letter consisted primarily of requests for additional disclosure regarding related party transactions, our License Agreement with kiWW, and our cosmeceutical versus pharmaceutical products, clarification regarding the Merger Agreement, and submission of a section on management’s discussion and analysis of financial condition and results of operations. The Company responded to all of the Staff’s comments in a letter it filed with the SEC on March 4, 2015. Included in the Company’s response were the additional disclosures and information requested by the staff. As a result of the Staff’s February 2, 2015 letter we also filed an amended Form 8-K/A with the SEC on March 4, 2015.

On March 18, 2015, we received a second letter from the Staff in regards to our Form 8-K/A filed on March 4, 2015 with the SEC. The Staff’s March 18, 2015 letter requested revision of the Company’s Summary Compensation Table. The Company responded to the Staff’s March 18, 2015 letter and concurrently filed an amended Form 8-K/A with the SEC on March 30, 2015.

As of the date of this Annual Report, we believe that all comments have been substantially or wholly resolved.

ITEM 2.  DESCRIPTION OF PROPERTIES

We entered into a sub-lease of our corporate offices at 17912 Cowan, Suite A, Irvine, California, 92614 on December 1, 2014. The property consists of approximately 11,000 square feet of office, manufacturing and assembly space. After completing various leasehold improvements, we moved in to the property in or around early March 2015. We currently sublease the property from ASP, an affiliate of the Company, for $12,000 per month. Effective February 5, 2015, ASP entered into a new five year lease for the property beginning July 1, 2015. The lease calls for a base rent of $9,968 per month plus payment of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

We are not currently a party to any material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Since January 22, 2015, our common stock has been traded in the over-the-counter market on the OTCQB trading platform under the symbol “NUGN.” Prior thereto, our common stock was listed on the OTC Bulletin Board under the symbol “BLMK.”

To our knowledge, there was limited or no trading in our common stock under the BLMK trading symbol prior to the Merger Agreement on December 29, 2014. Accordingly, the following table only sets forth the high and low bid information for our common stock for the periods indicated since the completion of the Merger Agreement on December 29, 2014. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:.

	Completion of Merger Agreement (December 29, 2014) through
	December 31, 2014
	High	Low
Period ended December 31, 2014	$0.002	$0.002

As of March 27, 2015 the last reported sales price or our common stock on the OTCQB market was $1.96 per share.

Holders of Record. As of March 30, 2015, an aggregate of 39,197,400 shares of our common stock were issued and outstanding and were owned by approximately 70 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who may be deemed to hold their shares of stock in “street name.”

Recent Sales of Unregistered Securities.

Except for securities issued on closing of or in connection with our Merger Agreement as described in Item 1. above, none

Re-Purchase of Equity Securities.

None

Dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which our equity securities are authorized for issuance.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

 On December 26, 2014 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”) merged with NuGene. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.  Although we acquired NuGene in the Merger Agreement, for accounting purposes, the Merger Agreement was treated as an acquisition of NuGene Int’l and a recapitalization of NuGene.  Accordingly, the financial statements contained in this Annual Report, and the following description of our results of operations and financial condition, reflect (i) the operations of NuGene alone prior to the Merger Agreement, and (ii) the combined results of this company and NuGene since the Merger Agreement.

Our results of operations for the years ended December 31, 2013 were minimal as we were still in the process of developing and refining our product offerings. Accordingly, the following discussion and analysis of the results of operations and financial condition of the Company is for the years ended December 31, 2014 and 2013, with an emphasis on our operations during the year ended December 31, 2013. Such analysis should be read in conjunction with the NuGene Int’l financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

For the year ended December 31, 2014 as compared to the year ended December 31, 2013

Sales.

Sales generated during the year ended December 31, 2014 totaled $723,438 of which $481,000 or 66% were received from an affiliated company, ASP. ASP was co-founded by our Chief Executive Officer and Chairman of the Board, Messrs. M. Ali and M. Saeed Kharazmi. Revenues received from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene. We expect to minimize operations with ASP within the first six months of 2015 and focus primarily on the cosmeceutical and pharmaceutical operations of the Company. The remaining 34% of our revenues resulted primarily from sales of our cosmeceutical products to select wholesale distributors. Revenues recognized during the year ended December 31, 2013 were minimal and related primarily to sales to ASP.

Cost of Goods Sold.

Cost of sales during the year ended December 31, 2014 totaled $293,162, or 41% of sales. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling. Cost of sales during the year ended December 31, 2013 totaled $137,243, or 88% of sales. Cost of sales as a percentage of sales in 2013 was substantially higher than 2014 due to a significant portion of direct labor during 2013 being focused on product development rather than the actual manufacturing of the product. As we refined the products included in the NuGene Line during 2014, the focus of the direct labor on the manufacturing of the product resulted in an improved gross margin.

Operating Expenses.

Total operating expenses for the year ended December 31, 2014 totaled $743,057 and consisted primarily of wages and professional fees, research and development, advertising, business development and the design of our website. We expect our operating expenses to continue to increase due to the overall growth of the Company, the expansion of our marketing efforts and the additional costs of being a publicly traded company. Total operating expenses for the year ended December 31, 2013 totaled $21,046 and related primarily to general and administrative expenses.

Net Loss.

 During the year ended December 31, 2014, we reported a net loss of $312,781 as compared to net income of $7,013 for the year ended December 31, 2013. The increase in net loss is due primarily to the increased expenses noted above.

 Related Party Transactions

As discussed above, during the year ended December 31, 2014, 66% of our revenues were received from ASP, an affiliated company. The revenues generated through ASP were contracted at rates that would have been charged to a non-affiliated company. As we continue to grow our cosmeceutical product line, we intend to minimize the operations associated with ASP. We expect that the resulting reduction in revenues from sales to ASP will be offset by revenues generated from the sale of our NuGene Line.

ASP also provided the Company with office space, free of charge, through November 30, 2014. We have since sublet a property from ASP encompassing 11,000 square feet of office, manufacturing and assembly space. The lease expires on June 30, 2020 and currently calls for a base rent of $9,968 per month plus payments of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year. Our CEO, M. Ali Kharazmi, has personally guaranteed the payment of the lease between ASP and the landlord.

During December 2014, ASP provided NuGene a $45,000, interest free, short-term loan to cover operating expenses. NuGene repaid the loan during January 2015.

During 2014, Mr. M. Ali Kharazmi purchased equipment and paid for various expenses on behalf of NuGene. As of December 31, 2014, the Company owed Mr. Kharazmi approximately $17,000 related to such payments.

Messrs. M. Ali and M. Saeed Kharazmi, our CEO and our Chairman of the Board/Acting CFO, respectively, have been foregoing salaries since the Company was incorporated in 2006. They intend to continue foregoing such salaries until the Company is able to adequately support operations.

Liquidity and Capital Resources.

We had cash and cash equivalents of $1,344,737 and $14,301 as of December 31, 2014 and 2013, respectively and working capital of $1,294,214 and $20,303 as of December 31, 2014 and 2013, respectively. The increase in our cash and cash equivalents and working capital at December 31, 2014 results from the completion of the sale of 2,000,000 shares of our common stock in a private placement for proceeds totaling $2,000,000 on December 29, 2014 as more fully discussed below.

During the year ended December 31, 2014, we reported a net loss of $312,781, and had net cash used in operating activities of $246,168 for the same period. This was primarily due to the purchase of raw materials used in the development of our NuGene Line, as well as, prepaid rent and an increase in accounts payable and accrued expenses.

Cash flows from investing activities during the year ended December 31, 2014 totaled $424,729 and consisted primarily of the purchase of 15,000,000 shares of common stock valued at $350,000 from our former Chief Executive Officer, Ms. Dena Kurland. The 15,000,000 shares of common stock were returned to treasury and are included in our outstanding shares at December 31, 2014. Additionally, we paid deposits totaling $12,800 during December 2014 related to our new office space and purchased approximately $36,000 worth of laboratory equipment and incurred $24,000 of leasehold improvements.

Since inception through December 31, 2014, we have paid only nominal salaries, rent, insurance, legal and other expenses as many of these services were provided free of charge by related parties. Additionally, we elected in December 2006 to be treated as a "sub-chapter S corporation". Under the Internal Revenue Code we have paid no federal taxes and generally paid a state of California income tax of about 1.5% of taxable income. We terminated our sub-chapter S election in December 2014 and accordingly are now subject to taxation as a C corporation. We expect that going forward we will incur significant additional expenses, including salaries, rent, , insurance, investor relations, marketing, legal and accounting fees, corporate fees associated with being a publicly traded company and other expenses in order to carry out our business plan. Since the close of our Merger Agreement we have been expending approximately $150,000 per month for expenditures that include rent ($12,000), marketing ($15,000), investor relations ($8,000), insurance ($10,000), professional fees ($25,000), business development, ($5,000), wages ($30,000) and general and administrative type expenses. During the last quarter of 2014 we experienced further sales growth when compared to prior periods and received orders of products under our NuGene Line in excess of $300,000. However, we cannot be sure that our revenues from product sales will support our anticipated growth. Accordingly, we anticipate needing to raise additional capital through equity and/or debt financing in order to fund our operations throughout 2015.

During the fourth quarter of 2014, we entered into three convertible promissory notes (the “Notes”) totaling $375,000. Proceeds from the Notes were used primarily to purchase a license with kathy ireland Worldwide, Inc. (see discussion below). On December 29, 2014 we completed a private sale of our securities which consisted of the sale of 2,000,000 shares of our common stock in exchange for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of the Notes in the principal amount of $375,000. Proceeds totaling $350,000 were used as payment to Ms. Kurland in accordance with the Indemnity Agreement and $75,000 were used as repayment of a short term loan associated with the license with kathy ireland Worldwide, Inc. The remaining proceeds of approximately $1.2 million will be used to continue funding our operations and grow our product line. We intend to continue to seek opportunities to raise additional funds throughout 2015 however no assurance can be given that we will be successful in obtaining additional funds through the sale of our securities or through borrowings.

In November 2014 we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") whereby we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland in connection with our cosmeceutical line of products containing adult human adipose stem cell derived or containing biologically active or biologically derived ingredients. The initial term of the license is for eight years and it may be renewed for up to an additional four years.

In accordance with the License Agreement with kiWW entered into in March 2014, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the overall kathy ireland brand. NuGene paid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4. The net carrying value of the Brand Participation Fee at December 31, 2014 was $300,000, net of amortization expense of $50,000.

As of the date of this Annual Report, we have entered into Advisory Board agreements (“Advisory Agreements”) with four medical professional whom the Company believes are leaders in their respective fields. The Advisory Agreements are for a period of three years and will begin expiring in December 2017. The terms of each Advisory Agreement vary and primarily consist of monthly compensation of approximately$3,000 per month and the issuance of 3,333 shares of the Company’s common stock at each annual anniversary of the Advisory Agreement. The Advisory Board members are required to attend two Advisory Board meeting per year for which they will be compensated $2,000 per meeting plus travel expenses. The Advisory Agreements may be terminated for cause as stipulated in the Advisory Agreements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Critical Accounting Policies and Estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the more critical accounting policies and methods used by us:

Inventories

The Company’s skincare inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and age of the merchandise are considered. For the years ending December 31, 2014 and 2013 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Website Development

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred through research and development. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

Deferred Revenue

As of December 31, 2014, we recorded $234,916 in deferred revenues under current liabilities related to the sale of products undelivered as of year-end. Deferred revenues will be recognized as sales in 2015.

Revenue Recognition

In addition to revenues recognized through the sale of our NuGene Line of skin care products, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Messrs. M. Ali and M. Saeed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and expect to minimize these services to ASP in early 2015.

In accordance with ASC 605 - Revenue Recognition, the Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectability is reasonably assured.

Cost of Goods Sold

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Royalty Expense

The Company recognizes royalty expenses according to its license agreement. The licensee will pay the licensor up to 5% of net sales or a minimum guaranteed royalty of $100,000 beginning in year one and increasing in annual increments of $50,000 for the first eight years of the contract. Royalties are expensed in the statements of operation in the period that the related revenues are recognized, in cost of goods sold.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of website development expenses.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $3,000 and $0 at December 31, 2014 and 2013, respectively.

Share Based Payments

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 - Share-based payments. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505 - Equity Based Payments to Non–Employees. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with ASC 260 - Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, such as stock issuable pursuant to the exercise of stock warrants or the conversion of preferred stock into common stock.

Common stock equivalents totaling, 2,417,720 on December 31, 2014 were not included in the computation of diluted earnings per share in 2014 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2014 and to do so would be anti-dilutive.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740 - Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2014 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NuGene International, Inc

We have audited the accompanying consolidated balance sheets of NuGene International, Inc and subsidiaries (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuGene International, Inc and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 30, 2015

NUGENE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$1,344,737	$14,301
Accounts receivable, net	15,567	7,252
Inventories	110,953	-
Brand participation fee, net	300,000	-
Other assets	15,520	-
Total current assets	1,786,777	21,553
Property and equipment, net	60,674	-
Security deposits	12,800	-

Total assets	$1,860,251	$21,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$135,563	$1,250
Accounts payable - related parties	122,084	-
Deferred revenues	234,916	-
Total current liabilities	492,563	1,250
Total liabilities	492,563	1,250

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 1,917,720 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	192	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,197,400 and 20,552,760 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,920	2,055
Additional paid-in capital	2,713,016	1,054,907
Accumulated deficit	(1,349,440)	(1,036,659)

Total stockholders’ equity	1,367,688	20,303

Total liabilities and stockholders’ equity	$1,860,251	$21,553

The accompanying notes are an integral part of these financial statements.

NUGENE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Sales	$723,438	$155,197

Cost of goods sold	293,162	137,243

Gross profit	430,276	17,954

Operating expenses:
Wages and professional fees	167,927	-
Research and development	65,830	2,370
General and administrative	509,300	8,571
Total operating expenses	743,057	10,941

Net (loss) / income	$(312,781)	$7,013

Weighted average number of common shares outstanding - basic and diluted	20,865,881	20,552,760

Net loss per share - basic and diluted	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

NUGENE INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

Balance, January 1, 2013	-	$-	20,552,760	$2,055	$1,054,907	$-	$(1,043,672)	$13,290
Net income	-	-	-	-	-	-	7,013	7,013

Balance, December 31, 2013	-	-	20,552,760	2,055	1,054,907	-	(1,036,659)	20,303
Issuance of common stock	-	-	4,000,000	400	933		-	1,333

Stock based compensation	-	-	1,500,000	150	8,683	-	-	8,833
Issuance of common stock resulting from debt conversion	-	-	375,000	38	374,962	-	-	375,000
Issuance of common stock in private placement	-	-	1,625,000	163	1,624,837	-	-	1,625,000
Recapitalization	1,917,720	192	11,144,640	1,114	(1,306)	-	-	-
Treasury stock acquired	-	-	-	-	-	(350,000)	-	(350,000)
Cancellation of treasury stock	-	-	-	-	(350,000)	350,000	-	-
Net loss	-	-	-	-	-	-	(312,781)	(312,781)

Balance, December 31, 2014	1,917,720	$192	39,197,400	$3,920	$2,713,016	$-	$(1,349,440)	$1,367,688

The accompanying notes are an integral part of these financial statements.

NUGENE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
Cash flows from operating activities
Net (loss) / income	$(312,781)	$7,013

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Acquisition of treasury stock	(350,000)	-
Bad debt expense	3,000	-
Depreciation and amortization	51,255
Stock based compensation	8,833	-
Changes in operating assets and liabilities
Accounts receivable	(11,315)	(7,252)
Inventories	(110,953)	-
Prepaid expenses	(3,500)	-
Other current assets	(12,020)	-
Accounts payable and accrued liabilities	134,312	1,250
Accounts payable - related parties	122,085	-
Deferred revenue	234,916	-

Net cash (used in) provided by operating activities	(246,168)	1,011

Cash flows from investing activities
Deposits	(12,800)	-
Brand participation fee	(350,000)	-
Purchase of property and equipment	(61,929)	-

Net cash used in investing activities	(424,729)	-

Cash flows from financing activities
Proceeds from issuance of common stock	1,626,333	-
Proceeds from issuance of convertible debt	375,000	-

Net cash provided by investing activities	2,001,333	-
Net change in cash	1,330,436	1,011
Cash, beginning of year	14,301	13,290
Cash, end of year	$1,344,737	$14,301

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NUGENE INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2014

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (the “Company” or “NuGene Int’l”) was incorporated in the State of Nevada on October 31, 2013 under the name “Bling Marketing, Inc.” Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings and pendants (“BMI Business”).   On December 26, 2014 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. merged with NuGene. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.  The transaction contemplated under the Merger Agreement is deemed to be a reverse merger, whereby the Company (the legal acquirer) is considered the accounting acquiree and NuGene (the legal acquiree) is considered the accounting acquirer. On January 22, 2015 we changed our name to NuGene International, Inc., effected a 15.04 to one stock split (“Stock Split”) and changed our trading symbol from BLMK to NUGN. All amounts shown for common stock and additional paid in capital included in these financial statements are presented post Stock Split.

On January 20, 2015, we formed NuGene BioPharma, Inc (“BioPharma”), a wholly-owned subsidiary, in the state of California. BioPharma’s primary focus will be on stem cell derived treatments that may require FDA approval. The Company owns 100% of the issued and outstanding capital stock of NuGene and BioPharma.

NuGene, our wholly owned subsidiary, was incorporated in the state of California in December 2006. We have since developed our initial line of cosmeceutical products based on adipose derived stem cells (undifferentiated cells found throughout the body that multiply by cell division to replenish dying cells and regenerate tissues) as the foundation of the formulation for our products. The Company has developed the ability to culture adult human stem cells to render human conditioned stem cell media at a proprietary concentration which is the primary ingredient in the NuGene line of cosmeceuticals. We currently have branded this advanced skin care line solely under the NuGene name (the “NuGene Line”).

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products we sought to develop our marketing plan and distribution channels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

Conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

Cash and cash equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories

The Company’s skincare inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and age of the merchandise are considered. For the years ending December 31, 2014 and 2013 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

Property, Plant and Equipment

Property and equipment consist of office furniture, computer equipment, laboratory equipment and improvements made to our leased office and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three year useful life of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Website Development

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred through research and development. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

Accounts payable and accrued expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Deferred Revenue

As of December 31, 2014, we recorded $234,916 in deferred revenues under current liabilities related to the sale of products undelivered as of year-end. Deferred revenues will be recognized as sales in 2015.

Revenue Recognition

In addition to revenues recognized through the sale of our NuGene Line of skin care products, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Messrs. M. Ali and M. Saeed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and expect to minimize these services to ASP in early 2015.

In accordance with ASC 605 - Revenue Recognition, the Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectability is reasonably assured.

Concentration of Revenues

For the period ending December 31, 2014 and 2013, the Company recognized revenues from ASP in the amount of approximately $481,000 and $135,000 or 66% and 87% of total revenues, respectively. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and expect to minimize these services to ASP in early 2015.

Excluding sales to ASP, 51% of our revenues during the year ended December 31, 2014 were derived from a single wholesale distributor. We do not have long-term purchase commitments from this wholesaler. This distributor purchases products from us on a purchase order basis on its standard terms. The distributor is under no obligation to continue to purchase our products. The loss of the wholesaler, a material reduction in its purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects.

Cost of Sales

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Royalty Expense

The Company recognizes royalty expenses according to its license agreement. The licensee will pay the licensor up to 5% of net sales or a minimum guaranteed royalty of $100,000 beginning in year one and increasing in annual increments of $50,000 for the first eight years of the contract. Royalties are expensed in the statements of operation in the period that the related revenues are recognized, in cost of goods sold.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of website development expenses.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $3,000 and $0 at December 31, 2014 and 2013, respectively.

Share Based Payments

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 - Share-based payments. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505 - Equity Based Payments to Non–Employees. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with ASC 260 - Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, such as stock issuable pursuant to the exercise of stock warrants or the conversion of preferred stock into common stock.

Common stock equivalents totaling, 2,417,720 on December 31, 2014 were not included in the computation of diluted earnings per share in 2014 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2014 and to do so would be anti-dilutive.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740 - Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2014 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities.

Recent Accounting Standards Updates

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in ASC Topic 275 Risks and Uncertainties, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has elected to early adopt these amendments and accordingly has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$52,045	$-
Finished goods	58,908	-
Total Inventories	$110,953	$-

NOTE 4 – INTANGIBLE ASSETS

Licensee Agreement

In November 2014 we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") whereby we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland in connection with our cosmeceutical line of products containing adult human adipose stem cell derived or containing biologically active or biologically derived ingredients. The initial term of the license is for eight years and it may be renewed for up to an additional four years.

In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the overall kathy ireland brand. NuGene paid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4. The net carrying value of the Brand Participation Fee at December 31, 2014 was $300,000, net of amortization expense of $50,000.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31,
	2014	2013
Software	$2,139	$-
Equipment	35,698	-
Leasehold improvements	24,092	-

Property and equipment, gross	61,929	-
Accumulated depreciation	(1,255)	-
Property and equipment, net	$60,674	$-

Depreciation expense for the year ended December 31, 2014 was $1,255.

NOTE 6 – STOCKHOLDERS’ EQUITY

Merger Agreement

On December 26, 2014 we entered into a Merger Agreement with NuGene and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. merged with NuGene. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.

In connection with the Merger Agreement, we entered into a Business Transfer and Indemnity Agreement dated December 29, 2014 (the “Indemnity Agreement”) with our former Chief Executive Officer and Director, Dena Kurland providing for:

1.	The transfer of our jewelry business operations existing on the date of the Indemnity Agreement;
2.	The assumption by Ms. Kurland of all liabilities of our Company and the indemnification by Ms. Kurland holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
3.	The payment by NuGene to Ms. Kurland of $350,000 in cash; and
4.	The surrender by Ms. Kurland of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the "Indemnity Shares") of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

In conjunction with the Merger Agreement, all of the issued and outstanding shares of NuGene at December 29, 2014 were exchanged for 26,052,760 shares of NuGene Int’l common stock and 1,917,720 NuGene Int’l Series A Preferred Stock.

Common Stock

On December 23, 2014, we amended our articles of incorporation to provide for the authorization of 100,000,000 shares of Company common stock with a par value of $0.0001.

On December 26, 2014 our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board actions, each recipient of the stock dividend would receive 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in these consolidated financial statements reflect the effects of the Stock Split as approved by our board of directors.

On December 29, 2014 we completed the sale of 2,000,000 shares of our common stock to 18 purchasers (“Stock Placement”) for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of $375,000 of NuGene promissory notes. Stock Placement proceeds totaling $350,000 were used as payment to Ms. Kurland in accordance with the Indemnity Agreement and $75,000 were used as repayment of a short term loan associated with the license with kathy ireland Worldwide, Inc. The remaining proceeds of approximately $1.2 million will be used to continue funding our operations and grow our product line.

Prior to the Merger Agreement, NuGene received proceeds totaling $1,333 for the purchase of 4,000,000 shares of common stock from 5 investors and issued 1,500,000 shares of common stock, valued at $500, to a consultant for services rendered. As noted above, these shares were exchanged for shares of the Company in conjunction with the Merger Agreement.

Preferred Stock

On December 23, 2014, we amended our articles of incorporation to provide for the authorization of 25,000,000 shares of Preferred Stock with a par value of $0.0001. We designated 2,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock.” The Series A Preferred Stock is (i) initially convertible into common stock at a ratio of one to one, (ii) as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors and (iii) the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have three times the number of votes available for every vote of available common stock. As of December 31, 2014, we had 1,917,720 shares of Series A Preferred Stock outstanding which were issued to the founders of NuGene, Messrs. M. Ali and M. Saeed Kharazmi, in conjunction with the Merger Agreement. M. Ali and M. Saeed Kharazmi each own 50% of the outstanding Series A Preferred Stock and are the Company’s Chief Executive Officer and Chairman of the Board, respectively.

Warrants

At the time of the merger, an outstanding warrant to acquire shares of NuGene Inc. was exchanged for a warrant of Bling Marketing Inc. The warrant on its issuance, after giving effect to the Stock Split, evidenced the right of the holder to acquire up to 500,000 shares of common stock of the Company, had a strike price of $2.50 per share, was not exercisable for 12 months (the "Initial Exercise Date"), and any shares acquired thereunder upon exercise thereafter would be locked up and could not be sold for six months following the Initial Exercise Date. The warrant was issued to an entity that is not directly or indirectly an affiliate of either NuGene or of the Company.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

During the fourth quarter of 2014, we entered into three convertible promissory notes (the “Notes”) totaling $375,000. Proceeds from the Notes were used primarily to pay for the Brand Participation Fee discussed in Note 4. The Notes were converted into 375,000 shares of Company common stock in conjunction with the Stock Placement discussed in Note 6.

NOTE 8 – INCOME TAXES

Prior to the Merger Agreement, NuGene had elected to be treated as a "sub-chapter S corporation". Under the Internal Revenue Code NuGene paid no federal taxes and generally paid a state of California income tax of about 1.5% of taxable income. NuGene terminated their sub-chapter S election in December 2014 and accordingly is now subject to taxation as a C corporation.

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

	December 31,
Deferred tax assets:	2014	2013
Net operating loss before non-deductible items	$(312,781)	$-
Tax rate	34%	34%
Total deferred tax assets	106,345	-
Less: Valuation allowance	(106,345)	-

Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2014, the Company had approximately $459,550 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

NOTE 9 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Mohammed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
H&K Global Enterprises, Inc	Company with common ownership and management
Genetics Institute of Anti Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management	Company with common ownership and management
Center for Regenerative Science, Inc	Company with common ownership and management

The following material related party transactions have taken place during the year:

	December 31,
	2014	2013
ASP	$45,000	$-
MAK	40,084	-
Ali Kharazmi	37,000	-
Accounts payable - Related Parties	$122,084	$-

From time to time, the Company is loaned funds from its various related parties for working capital purposes. These advances bear no interest and are due on demand. The total amounts loaned by ASP and MAK and $25,000 of the amount loaned by Ali Kharazmi have been paid back as of March 28, 2015.

	Year ended December 31,
	2014	2013
ASP	$481,000	$135,000
Related Party Sales included in Total Sales	$481,000	$135,000

As discussed previously, revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and expect to minimize these services to ASP in early 2015. The transactions are on terms no more favorable than between two parties at an arm’s length.

The Company subleases office space from ASP as discussed further in Note 10.

The Company does not have employment contracts with its two key employees, the controlling shareholders, who are officers and directors of the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We entered into a sub-lease of our corporate offices in Orange County, California, on December 1, 2014. The property consists of approximately 11,000 square feet of office, manufacturing and assembly space. After completing various leasehold improvements, we moved in to the property in early March 2015. We currently sublease the property from ASP, an affiliate of the Company, for $12,000 per month, consistent with the amount that is charged to ASP by the landlord. Effective February 5, 2015, ASP entered into a new five year lease for the property beginning July 1, 2015. The lease calls for a base rent of $9,968 per month plus payment of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

Effective December 1, 2014, the Company entered into three consulting agreements. The terms of each agreement is 36 months. Each consultant is entitled to base compensation of $3,000 per month and 33,333 shares of restricted shares of common stock per annum, issued on the anniversary of the effective date of the agreement.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

We are not currently a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that in our view would have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

NOTE 11 – SUBSEQUENT EVENTS

On January 20, 2015, the Company established a wholly owned operating subsidiary called NuGene BioPharma, Inc, which will primarily focus on stem cell derived treatments that may require FDA approval.

On February 5, 2015 the Company amended its office sublease effective July 1, 2015, to a five year term ending June 30, 2020, with base rental per month of $9,968.

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Dr. H.R. Christopher O'Brien, PharmD, an individual, thereby acquiring all of the rights, title and interest in and to SkinGuardian, an FDA-approved (monographed) skin protectant, antiseptic, and moisturizing lotion, including but not limited to (i) Patent (Pub. No.: US 2009/0105195), (ii) the Trademark (Registration No.: 85082446); (iii) all formulae and derivatives; (iv) FSA work product, clinical trial data, etc.; (v) the goodwill; and (vi) any and all other rights, title, and interest in and to the SkinGuardian™ product (collectively, the “Intellectual Property”) and Intellectual Property Rights, free and clear of any liabilities, claims, liens or encumbrances.

As consideration for the purchase of the Intellectual Property, including the tangible and intangible assets primarily used or associated with the Intellectual Property, the Company has agreed to issue 250,000 shares of common stock to Mr. O’Brien. The common stock is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and includes a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing of the IP Agreement.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2014. Based upon that evaluation, the Company's CEO and Acting CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors
..

Prior to the Closing Date of the Merger Agreement, Ms. Dena Kurland was our sole executive officer and director. Effective December 29, 2014, Ms. Kurland resigned as Chief Executive Officer and Director.

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Ali Kharazmi	Chief Executive Officer, President and Director	56	December 29, 2014
M. Saeed Kharazmi	Chairman of the Board, Secretary, Treasurer, Acting Chief Financial Officer	51	December 29, 2014

Biographical Information

As our Board of Directors consists of our Chief Executive Officer, Ali Kharazmi, and his brother, M. Saeed Kharazmi, it is not considered independent as defined in the NASDAQ rules governing members of boards of directors.

The following describes the backgrounds of current executive officers and directors.

M. Ali Kharazmi – Chief Executive Officer

Ali Kharazmi was the co-founder of NuGene in November 2006 and was appointed Chief Executive Officer, President and a Board Member of the Company on December 29, 2014. He has worked extensively in the medical industry since 1986. In 1998, Ali co-founded Medical Information Networks, one of the first medical technology companies to provide electronic prescription services and formulary control with e-detailing to physicians by pharmaceutical companies.  In 2003, he co-founded Newport Beach Plastic Surgery, one of the largest staff model plastic surgery multi-site medical groups in California. In 2005, Ali co-founded the Genetic Institute of Anti-Aging, the Center for Weight Management and the Plastic Surgery Institute, as well as, Advanced Surgical Partners. In 2012, he founded the Regenerative Institute, a research lab that works exclusively on stem cell related research and treatment methods and also co-founded Ortho Regeneration, a sport and orthopedic regenerative company specializing in Platelet Rich Plasma (“PRP”) and Adult Human Adipose stem cell based regenerative services.

Mr. Kharazmi received his Bachelors of Arts in Economics from University of California, Irvine in 1980, his Masters in Business Administration from American Graduate School of International Management, Thunderbird in 1983 and his Juris Doctorate from Western States College of Law in 1997.

M. Saeed Kharazmi, MD – Chairman of the Board, Acting Chief Financial Officer

Dr. Kharazmi obtained his Medical Degree from University of California, Irvine in 1992 and completed his Residency and Chief Residency at St. Mary's Medical Center/UCLA in 1996. In 2014 Dr. Kharazmi joined University of California, Riverside ("UCR") as Health Services Assistant Clinical Professor and became the Medical Director of UCRHealth, a university hospitalist group. He is also the acting Medical Director for Advanced Surgical Partners, a multispecialty surgical facility that he and his brother started in 2005. His interest in age management and research led to the development of Genetic Institute of Anti-Aging in 2005 where he became co-founder of NuGene, a cosmeceutical company. Dr. Kharazmi led the NuGene scientific team to introduce new active ingredients for skin rejuvenation, and wound healing.

As our Board of Directors consists of our Chief Executive Officer, M. Ali Kharazmi, and his brother, M. Saeed Kharazmi, we have no independent directors as defined in the NASDAQ rules governing members of boards of directors. Neither of our directors are being compensated for their service as Board Members or officers of the Company.

Director Qualifications and Diversity

Our Board of Directors has not adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board. However, our Board believes that membership should reflect diversity in its broadest sense, but should not be chosen nor excluded based on race, color, gender, national origin or sexual orientation. In this context, the Board does consider a candidate’s experience, education, industry knowledge, history with the Company, and differences of viewpoint when evaluating his or her qualifications for election to the Board. Whenever our Board evaluates a potential candidate, the Board considers that individual in the context of the composition of the Board as a whole.

The standards that our Board considers in selecting candidates (although candidates need not possess all of the following characteristics, and not all factors are weighted equally) include the director’s or nominee’s, Industry knowledge and contacts in industries served by the Company, independent judgment, ability to broadly represent the interests of all stockholders and other constituencies, maturity and experience in policy making decisions, business skills, background and relevant expertise that are useful to the company and its future needs, and other factors determined to be relevant by the Board.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions.  Our new Board has not formulated any plan to establish an audit or compensation committee in the near future. We envision that the audit committee, should it be formed, will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and systems of internal controls. We envision that the compensation committee, should it be formed, will be primarily responsible for reviewing and approving our salary and benefits policies and other compensation of our executive officers. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Family Relationships

M. Ali Kharazmi, our Chief Executive Officer and M. Saeed Kharazmi, our Chairman of the Board, are brothers. Aside from these individuals, there are no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge except as may be noted above or under "Legal Proceedings", none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Code of Business Conduct and Ethics.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: NuGene International, Inc., 17912 Cowan, Suite A, Irvine, California 92614

Compliance with Section 16(a) of the Exchange Act.

Not applicable.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2014 and 2013 for services rendered to us by all persons who served as executive officers and directors during that time.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

M. Ali Kharazmi, CEO	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

M. Saeed Kharazmi, Acting CFO	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

Dena Kurland, Former CEO(2)	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

(1) Messrs. Ali and Saeed Kharazmi are the founders of NuGene and received no compensation for the years 2013 and 2014. They were appointed to their executive positions at NuGene Int’l on December 29, 2014.

(2)Ms. Dena Kurland was the Chief Executive Officer of Bling for 2013 and in 2014 until her resignation on December 29, 2014.

Grants of Stock Awards

There were no grants of plan-based awards to our named executive officer during the years ended December 31, 2014 and 2013.

Option Exercises and Stock Vested

There were no option exercises or vesting of stock awards to our named executive officers during the years ended December 31, 2014 and 2013.

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

None.

Employment Agreements

The Company currently has no long term employment agreements but enters into at will agreements with its employees governing terms of their employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 30, 2015, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 17912 Cowan, Irvine, California. Beneficial ownership is calculated based upon 39,197,400 shares of common stock issued and outstanding as of March 30, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
M. Ali Kharazmi(2) CEO and President	11,235,240 shares	27.98	%(4)

M. Saeed Kharazmi(3) Chairman of the Board	11,485,220 shares	28.60	%(5)

All directors and named executive officers as a group (2 persons)	22,720,460 shares	55.26	%6)

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Common stock beneficially owned by M. Ali Kharazmi includes 958,860 shares of common stock issuable upon conversion of Series A Preferred Stock and 1,500,000 shares of common stock held of record by his spouse.

(3)	Common stock beneficially owned by M. Saeed Kharazmi includes 958,860 shares of common stock issuable upon conversion of Series A Preferred Stock and 249,980 shares of common stock held of record by his spouse.

(4)	Percentage of common stock beneficially owned by Ali Kharazmi is calculated by dividing the total amount of common stock beneficially owned by 40,156,260, which includes 39,197,400 shares of common stock outstanding and 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock owned.

(5)	Percentage of common stock beneficially owned by M. Saeed Kharazmi is calculated by dividing the total amount of common stock beneficially owned by 40,156,260, which includes 39,197,400 shares of common stock outstanding and 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock owned.

(6)	Percentage of common stock beneficially owned by all named executives is calculated by dividing the total amount of common stock beneficially owned by 41,115,120, which includes 39,197,400 shares of common stock outstanding and 1,917,720 shares of common stock issuable upon conversion of Series A Preferred Stock owned.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence. We have two directors, who are also brothers. Our directors are not independent within the definition of “independence” as defined in the NASDAQ rules governing members of boards of directors.

Related Party Transactions. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
M. Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
H&K Global Enterprises, Inc	Company with common ownership and management
Genetics Institute of Anti Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management	Company with common ownership and management
Center for Regenerative Science, Inc	Company with common ownership and management

The following material related party transactions have taken place during the year:

	December 31,
	2014	2013
ASP	$45,000	$-
MAK	40,084	-
Ali Kharazmi	37,000	-
Accounts payable - Related Parties	$122,084	$-

From time to time, the Company is loaned funds from its various related parties for working capital purposes. These advances bear no interest and are due on demand. The total amounts loaned by ASP and MAK and $25,000 of the amount loaned by Ali Kharazmi have been paid back as of March 28, 2015.

	Year ended December 31,
	2014	2013
ASP	$481,000	$135,000
Related Party Sales included in Total Sales	$481,000	$135,000

As discussed previously, revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and expect to minimize these services to ASP in early 2015. The transactions are on terms no more favorable than between two parties at an arm’s length.

The Company subleases office space from ASP as discussed further in Item 2 above.

The Company does not have employment contracts with its two key employees, the controlling shareholders, who are officers and directors of the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has appointed Weinstein & Co. CPA as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by Weinstein & Co. CPA:

2014
Audit Fees (1)	$24,000
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees	-
Total	$24,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for consultation on accounting related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees."
(3)	Weinstein & Co. CPA does not provide us with tax compliance, tax advice or tax planning services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page 20. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

2.1	Agreement and Plan of Merger dated December 26, 2014, among the Company, NG Acquisition, Inc. and NuGene Inc. +
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). +
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. +
4.1	Certificate of Designation of Series A Preferred Stock. +
10.1	Form of Lock Up Agreement-NuGene Shareholders+
10.2	Form of Lock Up/Leak Out Agreement— Stock Placement Investors+
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc. +
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc. +
10.5	Form of Convertible Promissory Note. +
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. +
21.1	List of subsidiaries of the Registrant. *
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herein.

+ Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc. (Registrant)

Date: March 30, 2015	By:	/s/ M. ALI KHARAZMI
Ali Kharazmi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Ali Kharazmi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2015

/s/ M. Saeed Kharazmi	Chairman of the Board, Treasurer, Secretary, and Acting Chief Financial Officer	March 30, 2015

