Form 10-Q
period 2015-03-31
NuGene International, Inc.
filed 2015-05-15
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 333-192997

NuGene International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3999052
(State of incorporation)	(I.R.S. Employer Identification No.)

17912 Cowan, Suite A, Irvine, California 92614	(949) 468-5116
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

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

The outstanding number of shares of common stock as of May 15, 2015 was: 39,584,673

Documents incorporated by reference: None

NuGene International, Inc.

Form 10-Q

- i -

PART I

ITEM 1. FINANCIAL STATEMENTS

NUGENE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$618,918	$1,344,737
Accounts receivable, net	237,957	15,567
Inventories	102,449	110,953
Brand participation fee, net	225,000	300,000
Other assets	154,633	15,520
Total current assets	1,338,957	1,786,777

Property and equipment, net	138,201	60,674
Intellectual property	250,000	-
Other long term assets	45,168	12,800

Total assets	$1,772,326	$1,860,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$181,396	$135,563
Accounts payable - related party	25,326	122,084
Deferred revenue	98,168	234,916
Total current liabilities	304,890	492,563

Total liabilities	304,890	492,563

Commitments

Stockholders’ equity:

Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 1,917,720 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	192	192
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,497,400 and 39,197,400 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,950	3,920
Additional paid-in capital	3,053,360	2,713,016
Accumulated deficit	(1,590,066)	(1,349,440)

Total stockholders’ equity	1,467,436	1,367,688

Total liabilities and stockholders’ equity	$1,772,326	$1,860,251

The accompanying notes are an integral part of these consolidated financial statements.

NUGENE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$481,360	$55,363

Cost of goods sold	177,403	31,885

Gross profit	303,957	23,478

Operating expenses:
Wages and professional fees	256,107	33,390
Research and development	51,291	6,729
General and administrative	237,185	14,088
Total operating expenses	544,583	54,207

Net loss	$(240,626)	$(30,729)

Weighted average number of common shares outstanding - basic and diluted	39,197,400	20,552,760

Net loss per share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NUGENE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(240,626)	$(30,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	80,172	-
Bad debt expense	2,700	-
Stock based compensation	40,374	-
Changes in operating assets and liabilities
Accounts receivable	(225,090)	7,252
Inventories	8,504	-
Other assets	(158,265)	-
Accounts payable and accrued liabilities	45,833	20,315
Accounts payable - related parties	(96,758)	-
Deferred revenue	(136,748)	-

Net cash used in operating activities	(679,904)	(3,162)

Cash flows from investing activities
Deposits	(13,216)	-
Purchase of property and equipment	(82,699)	-

Net cash used in investing activities	(95,915)	-

Cash flows from financing activities
Proceeds from issuance of common stock	50,000	-

Net cash provided by investing activities	50,000	-

Net change in cash	(725,819)	(3,162)

Cash, beginning of period	1,344,737	14,301

Cash, end of period	$618,918	$11,139

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for intellectual property	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the period ended March 31, 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (the “Company” or “NuGene Int’l”) was incorporated in the State of Nevada on October 31, 2013 under the name “Bling Marketing, Inc.” Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings and pendants (“BMI Business”).   On December 26, 2014 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. merged with NuGene. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.  The transaction contemplated under the Merger Agreement is deemed to be a reverse merger, whereby the Company (the legal acquirer) is considered the accounting acquiree and NuGene (the legal acquiree) is considered the accounting acquirer. On January 22, 2015 we changed our name to NuGene International, Inc., effected a 15.04 to one stock split in the form of a stock dividend (“Stock Split”) and changed our trading symbol from BLMK to NUGN. All amounts shown for common stock and additional paid in capital included in these financial statements are presented post Stock Split. See also Note 6 below.

NuGene, our wholly owned subsidiary, was incorporated in the state of California in December 2006. We have since developed our initial line of cosmeceutical products based on adipose derived stem cells (undifferentiated cells found throughout the body that multiply by cell division to replenish dying cells and regenerate tissues) as the foundation of the formulation for our products. The Company has developed the ability to culture adult human stem cells to render human conditioned stem cell media at a proprietary concentration which is the primary ingredient in the NuGene line of cosmeceuticals. We currently have branded this advanced skin care line under the NuGene Kathy Ireland name (the “NuGene Line”). See Note 4 below.

On January 20, 2015, we formed NuGene BioPharma, Inc (“BioPharma”) as a wholly-owned subsidiary, in the state of California. We intend BioPharma’s primary focus to be on stem cell derived treatments and other biologically active ingredients that may require FDA approval. We are actively researching methods in which we can use our stem cell based proprietary technology for clinical applications that can be patented and protected.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2014. These reclassifications have no impact on net loss.

Cash and cash equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories

The Company’s skincare inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and age of the merchandise are considered. For the three months ended March 31, 2015 and 2014, the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

Property and Equipment

Property and equipment consist of office furniture, computer equipment, laboratory equipment, purchased software, website development and improvements made to our leased office and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three year useful life of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Website Development

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

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

Deferred Revenue

As of March 31, 2015 and December 31, 2014, we recorded $98,168 and $234,916 respectively, in deferred revenues under current liabilities related to the sale of products undelivered at the end of each respective period. We recognize deferred revenues as sales upon shipment of the product.

Revenue Recognition

In accordance with ASC 605 - Revenue Recognition, the Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectability is reasonably assured.

In addition to revenues recognized through the sale of our NuGene Line of skin care products, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Ali and Saeed Kharazmi, M.D., respectively. Revenues generated from ASP resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned into the cosmeceutical side of NuGene and have minimize these sales to ASP in 2015.

Concentration of Revenues

For the period ending March 31, 2014, the Company recognized revenues from ASP in the amount of approximately $20,000 or 36% of total revenues. As discussed previously, such revenues resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned into marketing the cosmeceutical lines of NuGene. No such sales were provided to ASP by NuGene during the three months ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, 46% and 84% of our revenues were derived from a single, unaffiliated wholesale distributor. This distributor purchases products from us on a purchase order basis on its standard terms. The distributor is under no obligation to continue to purchase our products. The loss of the wholesaler, a material reduction in its purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

Cost of Goods Sold

Cost of goods sold include all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Royalty Expense

The Company recognizes royalty expenses according to its license agreement. The licensee will pay the licensor up to 5% of net sales or a minimum guaranteed royalty of $100,000 beginning in year one, which includes the period from approximately November 4, 2014 through December 31, 2015, and increasing in annual increments of $50,000 for the following seven calendar years of the contract. Royalties are expensed in cost of goods sold in the period that the related revenues are recognized. See further discussion regarding our license agreement at Note 4.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of direct labor and raw materials associated with the development of new products to be marketed with the NuGene line.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $3,000 and $300 at March 31, 2015 and December 31, 2014, respectively.

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

Common stock equivalents totaling, 2,417,720 on March 31, 2015 were not included in the computation of diluted earnings per share in 2015 on the consolidated statement of operations due to the fact that the Company reported a net loss during the three months ended March 31, 2015 and to do so would be anti-dilutive. There were no common stock equivalents outstanding at March 31, 2014.

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

-Level 3:  Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities.

Recent Accounting Standards Updates

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in ASC Topic 275 Risks and Uncertainties, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, and for interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has elected to early adopt these amendments and accordingly has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$82,108	$52,045
Finished goods	20,341	58,908
Total Inventories	$102,449	$110,953

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

In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”), of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. As of March 31, 2015, we have recognized $31,379 in royalty fees applicable to Contract Year 1.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the overall kathy ireland brand. NuGene paid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. Accordingly, we are amortizing this initial Brand Participation Fee over the 14 month period of Contract Year 1. The net carrying value of the Brand Participation Fee at March 31, 2015 and December 31, 2014 was $225,000 and $300,000, respectively. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4.

SkinGuardian Intellectual Property

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Dr. H.R. Christopher O'Brien, an individual, acquiring all of the rights, title and interest in and to SkinGuardian, a skin protectant, antiseptic, and moisturizing lotion, including but not limited to (i) Patent (Pub. No.: US 2009/0105195), (ii) the Trademark (Registration No.: 85082446); (iii) all formulae and derivatives; (iv) FSA work product, clinical trial data, etc.; (v) the goodwill; and (vi) any and all other rights, title, and interest in and to the SkinGuardian™ product (collectively, the “Intellectual Property”) and Intellectual Property Rights, free and clear of any liabilities, claims, liens or encumbrances. The acquisition of the rights, title and interest to the SkinGuardian topical skin protectant provides a foundation for a variety of topical treatments we will be developing that incorporate the use of stem cell media.

The SkinGuardian product is an anti-bacterial, anti-fungal first aid product containing benzalkonium which can be developed as an antiseptic or moisturizing lotion and possibly as an antiseptic spray. First aid antiseptics combined with skin protectant active ingredients, such as SkinGuardian, are subject to Tentative Final Monograph (“TFM”) through the Federal Drug Administration (the “FDA”), which permits manufacturing and related activities so long as the drug formulation and labeling meet the requirements described in the relevant TFM. The TFM establishes the conditions under with the product is Generally Recognized as Safe and Effective (“GRASE”) and not misbranded. Pending a final monograph, the FDA does not object to the marketing of over the counter drugs, such as SkinGuardian, that meet the formulation and labeling requirements described in the relevant TFM. SkinGuardian, as marketed under TFM FR. 56, No. 140 (1991) is permitted to be manufactured, labeled, packaged and distributed without further FDA approval or review. Management has assessed and anticipates that the principal value of the SkinGuardian Intellectual Property for the Company lies in the compliance of that IP with the respective formulation and labeling requirement of the TFM, as well as, the trade secret formulae of such skin protectant. Management anticipates that, due to the represented SkinGuardian formulation and labeling compliance with the TFM, upon inclusion of the Company’s proprietary stem cell media, as an inactive ingredient, into the SkinGuardian formulation, we will be able to enter the marketplace for our BioPharma products at a materially faster rate and at a lower cost than had we gone through the TFM testing and reporting regime on our own. Our business plan objective in completing the March 2015 acquisition of SkinGuardian was to develop and market a topical skin protectant for treatment and prophylactic purposes. We regard treatment products based on a combination of SkinGuardian IP and our proprietary stem cell media as a natural extension of our cosmeceutical skincare lines marketed by our NuGene Inc. subsidiary. We anticipate the launching of the SkinGuardian product, with our added stem cell media, during the latter part of 2015 or early 2016 in over the counter departments of pharmacies and other distribution channels.

Upon acquisition of SkinGuardian and the Intellectual Property, the Company issued 250,000 shares of restricted common stock that is also subject to an 18 month lock-up agreement. Management has since reviewed the Intellectual Property and determined that the Patent was not issued and that, while still in the application stage, had been abandoned in the fall of 2011. Although no assurance can be given that we will be successful in doing so, we expect to protect our product formulations through a combination of maintaining trade secrets and securing non-disclosure agreements. As discussed above, management believes that the SkinGuardian product will facilitate our entry into over the counter based treatment markets which in our view ought to expand revenue both domestically and internationally in the course of the next 18 to 24 months. As a result we assess that there is no impairment in the carrying value of the SkinGuardian acquisition and IP.

The FDA approval of the SkinGuardian product is considered by the Company to have an indefinite life. Accordingly, management reviews the asset for impairment on at least an annual basis and writes the asset down to fair value as deemed necessary.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2015	December 31, 2014
Software	$2,139	$2,139
Website development	3,081	-
Equipment	73,241	35,698
Leasehold improvements	66,167	24,092

Property and equipment, gross	144,628	61,929
Accumulated depreciation	(6,427)	(1,255)
Property and equipment, net	$138,201	$60,674

Depreciation expense for the three months ended March 31, 2015 and 2014 was $5,172 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Merger Agreement

On December 26, 2014, Bling Marketing Inc. entered into a Merger Agreement with NuGene, Inc. and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. merged with NuGene, Inc. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.

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
3.	The payment by NuGene Int’l. to Ms. Kurland of $350,000 in cash; and
4.	The surrender by Ms. Kurland of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the "Indemnity Shares") of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares.).

In conjunction with the Merger Agreement, all of the issued and outstanding shares of NuGene at December 29, 2014 were exchanged, after giving effect to the Stock Split, for 26,052,760 shares of NuGene Int’l common stock and 1,917,720 NuGene Int’l Series A Preferred Stock.

Common Stock

On December 23, 2014, we amended our articles of incorporation to provide for the authorization of 100,000,000 shares of Company common stock with a par value of $0.0001.

On December 26, 2014 our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board action, we delivered to each recipient of the stock dividend 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in these consolidated financial statements give effect to the Stock Split as approved by our board of directors.

On December 29, 2014 we completed the sale of 2,000,000 shares of our common stock to 18 purchasers (“Stock Placement”) for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of $375,000 of NuGene promissory notes. Stock Placement proceeds totaling $350,000 were used as payment to Ms. Kurland in accordance with the Indemnity Agreement and $75,000 were used as repayment of a short term loan incurred in connection with the license with kiWW®. The remaining proceeds of approximately $1.2 million were earmarked principally to fund our operations and to support our product lines.

Prior to the Merger Agreement, NuGene received proceeds totaling $1,333 for the purchase of 4,000,000 shares of common stock from five persons and issued 1,500,000 shares of common stock, valued at $500, to a consultant for services rendered during the last quarter of 2014.

On March 31, 2015, as consideration for the purchase of the Intellectual Property discussed in Note 4, the Company issued 250,000 shares of common stock, valued at $250,000, to Dr. O’Brien. In issuing these shares we relied on an exemption from registration under federal securities laws pursuant to Section 4(a)(2) of the Securities Act of 1933. In determining the value of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing of the IP Agreement.

On March 31, 2015 (the “Closing”), we entered into a stock purchase agreement with a current shareholder of the Company (the “Buyer”) resulting in the issuance of 50,000 shares of common stock to the shareholder for proceeds of $50,000. The Buyer has the option to purchase an additional 60,000 shares of common stock at $1 per share within 45 days of the Closing. If Buyer does not complete the purchase of the additional 60,000 shares of common stock within 45 days of the Closing, the Buyer shall have an additional 15 days to purchase the shares at $1.25 per share. Total proceeds are to be used for general operations, development, testing and other work related to the development of BioPharma products. In issuing these shares we relied on an exemption from registration under federal securities laws pursuant to Section 4(a)(2) of the Securities Act of 1933. These shares are subject to a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing(“Lock Up Period”). Additionally, for a period commencing after the end of the Lock Up Period and continuing for 12 consecutive 30 day periods, the shareholder shall not sell any of these shares, except in an amount not to exceed 8.33% of the total shares acquired under the securities purchase agreement per 30 day period. See further discussion at Note 9.

Preferred Stock

On December 23, 2014, we amended our articles of incorporation to provide for the authorization of 25,000,000 shares of Preferred Stock with a par value of $0.0001. We designated 2,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock.” The Series A Preferred Stock is (i) initially convertible into common stock at a ratio of one to one, (ii) as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors and (iii) the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have three times the number of votes available for every vote of available common stock. As of March 31, 2015 and December 31, 2014, we had 1,917,720 shares of Series A Preferred Stock outstanding which were issued to the founders of NuGene, Ali and Saeed Kharazmi, in conjunction with the Merger Agreement. Ali and Saeed Kharazmi each own 50% of the outstanding Series A Preferred Stock and are the Company’s Chief Executive Officer and Chairman of the Board, respectively.

Stock Based Compensation

As discussed in Note 8, as of March 31, 2015 the Company has entered into Advisory Agreements with the four members on its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign on shares vesting over an 18 month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Stock based compensation related to these shares is recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Stock based compensation for the three months ended March 31, 2015 totaled $40,374 and is included in wages and professional fees in the accompanying consolidated statement of operations.

Warrants

At the time of the merger, an outstanding warrant to acquire shares of NuGene Inc. was exchanged for a warrant of Bling Marketing Inc. The warrant on its issuance, after giving effect to the Stock Split, evidenced the right of the holder to acquire up to 500,000 shares of common stock of the Company, had a strike price of $2.50 per share, was not exercisable for 12 months (the "Initial Exercise Date"), and any shares acquired thereunder upon exercise thereafter may not be sold for six months commencing from the Initial Exercise Date. The warrant was issued to an entity that is not directly or indirectly an affiliate of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management	Company with common ownership and management
Center for Regenerative Science, Inc	Company with common ownership and management

The following amounts were owed to related parties at the dates indicated:

	March 31, 2015	December 31, 2014
ASP	$13,326	$45,000
MAK	-	40,084
Ali Kharazmi	12,000	37,000
Accounts payable - Related Parties	$25,326	$122,084

The amount owed to ASP at March 31, 2015 of $13,326 relates to legal and administrative services provided by ASP employees to the Company. Prior to December 31, 2014, all managerial, legal and administrative services were provided to the Company by related parties, free of charge. The amounts owed to Ali Kharazmi and all amounts outstanding at December 31, 2014 represent advances which bear no interest and are due on demand.

The following sales were generated from related parties during the periods indicated:

	Three Months Ended March 31,
	2015	2014
ASP	$-	$20,000
Related Party Sales included in Total Sales	$-	$20,000

As discussed previously, revenues generated from ASP resulted from NuGene providing plasma rich platelet and stem cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and have begun minimizing these services to ASP in 2015. The transactions entered into during the three months ended March 31, 2014 are on terms no more favorable than between two parties at an arm’s length.

Beginning on December 1, 2014 the Company sublet office space from ASP as discussed further in Note 8. Prior to December 1, 2014, the Company utilized corporate office space at ASP, free of charge.

Messrs. Ali and Saeed Kharazmi, our CEO and our Acting CFO, respectively, have been foregoing salaries since the Company was incorporated in 2006.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We entered into a sub-lease of our corporate offices in Orange County, California, on December 1, 2014. The property consists of approximately 11,000 square feet of office, manufacturing and assembly space. After completing various leasehold improvements, we moved in to the property in early March 2015. We currently sublease the property from ASP, an affiliate of the Company, for $12,000 per month, consistent with the amount that is charged to ASP by the landlord. On February 5, 2015, ASP entered into a new five year lease for the property beginning July 1, 2015. The lease calls for a base rent of $9,968 per month plus payment of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year. Additionally, in conjunction with the new lease agreement, NuGene paid a commission to the real estate agent of $19,152. The commission has been recorded in Other Long Term Assets in the accompanying consolidated balance sheet as of March 31, 2015 and will be amortized over the life of the lease.

As of March 31, 2015, the Company had entered into Advisory Board agreements (“Advisory Agreements”) with four medical professionals and on April 1, 2015 entered into an Advisory Agreement with a fifth physician. The Company believes our Advisory Board consists of leaders in their respective fields. The Advisory Agreements are for a period of three years and will begin expiring in December 2017. The terms of each Advisory Agreement vary but generally provide our advisory members with up to 50,000 initial sign on shares vesting over an 18 month period, base compensation of $3,000 per month and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Our Advisory Board members are required to attend two Advisory Board meetings per year for which they will be compensated $2,000 - $6,000 per meeting plus travel expenses.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2015, we added a fifth member to our Advisory Board. See further discussion regarding the Advisory Agreements in Note 8.

On April 20, 2015, the Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 27,273 shares of common stock at $1.10 per share, resulting in total cash proceeds of $30,000. In determining the sale price of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 18 months and for a period commencing on the next day after the 18 month period and continuing for 12 consecutive 30 day periods, the investor shall not sell any shares, except in an amount not to exceed 8.33% of the total shares purchased.

In regards to the stock purchase agreement closed on March 31, 2015 discussed in Note 6 above, on May 8, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds of $60,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following are forward looking statements:

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

Pursuant to the terms of the Merger Agreement, the Company issued 26,052,760 shares of Company common stock and 1,917,720 Company Series A Preferred Stock to the former NuGene, Inc. shareholders. The Series A Preferred Stock is (i) initially convertible into common stock at a ratio of one to one, (ii) as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors and (iii) the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have for each share of Series A Preferred Stock three times the number of votes permitted to each share of common stock.

On December 26, 2014 our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board action, shareholders received as a stock dividend 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in this Annual Report give effect to the Stock Split.

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

THE COMPANY’S HISTORY AND BUSINESS

NuGene, Inc. (“NuGene”)

NuGene was incorporated in California in December 2006 and formed and funded by our founders, Ali Kharazmi and Saeed Kharazmi. The initial focus of NuGene was to develop and market customized skin care products. As part of that focus NuGene sought to leverage the working relationships developed by our founders with the plastic surgery community. NuGene directed significant time and resources on developing anti-aging and scar treatment/reduction products.

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

In 2012 we completed our initial line of cosmeceutical products based on these adipose derived stem cells. We branded this advanced skin care line solely under the NuGene name (the “NuGene Line”). We were able to eliminate the generally unpleasant odor associated with stem cells by adding a fragrance with a very low incidence of allergic reaction. The packaging of this new product line bears no resemblance to the prior GIAA Line. We also manufactured the NuGene Line ourselves at a small laboratory facility that we leased from an affiliated entity owned by one of our founders.

Throughout 2013 we continued to expand the product offerings of the NuGene Line. The Company focused its stem cell work in the surgical arena and orthopedic regeneration. These services were delivered to one client, which was an affiliated entity. Sales of the NuGene Line were limited as we were in an initial rollout and branding phase.

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products we sought to develop our marketing plan and distribution channels. By the end of 2014 we had wholesalers distributing products from the NuGene Line to medical offices and medical spas throughout the United States. In addition to the NuGene Line, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Messrs. Ali and Saeed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing plasma rich platelet and stem cell injections for orthopedic and plastic surgery procedures to ASP. We provided these products and services to ASP as we transitioned into the commercialization of our cosmeceutical product lines. We expect to further minimize these product sales and services to ASP in early 2015.

During the first quarter of 2015, we moved into our new corporate offices consisting of approximately 11,000 square feet of office, manufacturing and assembly space. We invested heavily in laboratory equipment and leasehold improvements in order to position the Company for its anticipated growth. We increased our marketing, sales and accounting department to better support our plans and continued expanding our fleet of wholesalers to distribute the NuGene Line. As of March 31, 2015 we had approximately 50 locations selling our products. We are currently researching the benefits of bringing our sales force “in-house” in order to provide our customers with trained sales representatives, as well as, maintain greater control over the sales force. We have continued to broaden the NuGene Line with the addition of a facial mask, facial scrub and hydrating shampoo which are expected to launch during the second and third quarter of 2015. Additionally, we’ve developed a “Fragrance-Free, Color-Free” line for each of our skin care products.

Our target customers primarily consist of middle aged men and women concerned with their aging skin and hair loss. The NuGene Line is primarily sold at medical spas and dermatologist offices throughout the United States and can also be purchased by calling our main office, located in Irvine, California.

The Company currently is engaged in marketing its NuGene Line of products, generally described as a line of proprietary skin and hair care cosmeceuticals derived from adult adipose stem cells and growth factors. The Company anticipates that it will also need to seek substantial additional funding to further implement our other programs and fully activate our business plan and further expand our advertising, secure further channels of distribution, build inventory and recruit experienced sales personnel. No assurance can be given that the anticipated amounts of required funding will prove to be adequate or that we will be able to accomplish our goals within the timeframes projected even if such funds are obtained. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or even discontinue our proposed operations.

NuGene Biopharma, Inc.

On January 20, 2015, we formed NuGene BioPharma, Inc (“BioPharma”) as a wholly-owned subsidiary, in the state of California. We intend BioPharma’s primary focus to be on stem cell derived treatments and other biologically active ingredients that may require FDA approval. We are actively researching methods in which we can use our stem cell based proprietary technology for clinical applications that can be patented and protected.

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Dr. H.R. Christopher O'Brien, an individual, acquiring all of the rights, title and interest in and to SkinGuardian, a skin protectant, antiseptic, and moisturizing lotion, including but not limited to (i) Patent (Pub. No.: US 2009/0105195), (ii) the Trademark (Registration No.: 85082446); (iii) all formulae and derivatives; (iv) FSA work product, clinical trial data, etc.; (v) the goodwill; and (vi) any and all other rights, title, and interest in and to the SkinGuardian™ product (collectively, the “Intellectual Property”) and Intellectual Property Rights, free and clear of any liabilities, claims, liens or encumbrances. The acquisition of the rights, title and interest to the SkinGuardian topical skin protectant provides a foundation for a variety of topical treatments we will be developing that incorporate the use of stem cell media.

The SkinGuardian product is an anti-bacterial, anti-fungal first aid product containing benzalkonium which can be developed as an antiseptic or moisturizing lotion and possibly as an antiseptic spray. First aid antiseptics combined with skin protectant active ingredients, such as SkinGuardian, are subject to Tentative Final Monograph (“TFM”) through the Federal Drug Administration (the “FDA”), which permits manufacturing and related activities so long as the drug formulation and labeling meet the requirements described in the relevant TFM. The TFM establishes the conditions under with the product is generally recognized as safe and effective (GRASE) and not misbranded. Pending a final monograph, the FDA generally does not object to the marketing of over the counter drugs, such as SkinGuardian, that meet the formulation and labeling requirements described in the relevant TFM. SkinGuardian, as marketed under TFM FR. 56, No. 140 (1991) is permitted to be manufactured, labeled, packaged and distributed without further FDA approval or review. Management has assessed and anticipates that the principal value of the SkinGuardian Intellectual Property for the Company lies in the compliance of that IP with the respective formulation and labeling requirement of the TFM, as well as, the trade secret formulae of such skin protectant. Management anticipates that, due to the represented SkinGuardian formulation and labeling compliance with the TFM, upon inclusion of the Company's proprietary stem cell media, as an inactive ingredient, into the SkinGuardian formulation, we will be able to enter the marketplace for our BioPharma products at a materially faster rate and lower cost than had we gone through the TFM testing and reporting regime on our own.. Our business plan objective in completing the March 2015 acquisition of SkinGuardian was to develop and market a topical skin protectant for treatment and prophylactic purposes. We regard treatment products based on a combination of SkinGuardian IP and our proprietary stem cell media as a natural extension of our cosmeceutical skincare lines marketed by our NuGene Inc. subsidiary. We anticipate launching the SkinGuardian product, with our added stem cell media, during the latter part of 2015 or early 2016 in over the counter departments of pharmacies and other distribution channels.

Upon acquisition of SkinGuardian and the Intellectual Property, the Company issued 250,000 shares of restricted common stock that is also subject to an 18 month lock-up agreement. Management has since reviewed the Intellectual Property and determined that the Patent was not issued and that, while still in the application stage, had been abandoned in the fall of 2011. Although no assurance can be given that we will be successful in doing so, we expect to protect our product formulations through a combination of maintaining trade secrets and securing non-disclosure agreements. As discussed above, management believes that the SkinGuardian product will facilitate our entry into over the counter based treatment markets which in our view ought to expand revenue both domestically and internationally in the course of the next 18 to 24 months. As a result we assess that there is no impairment in the carrying value of the SkinGuardian acquisition and IP.

Overview

“Cosmeceuticals” refer to cosmetic products with biologically active ingredients purporting to have medicinal or drug-like benefits. The term is more of a marketing term rather than a legal term, with the cosmetics industry having adopted the term in the late 1990’s. The US Food and Drug Administration (the “FDA”) does not recognize the term. While drugs are subject to a review and approval process by the FDA, cosmetics and cosmeceuticals are not subject to the same stringent regulatory regime and scrutiny. As such, if a product has drug properties, it must be approved as a drug. However, cosmeceuticals are not subject to this review and approval process.

Cosmeceuticals offer consumers cosmetic-like treatments with active ingredients, which in our view give them pharmaceutical-like efficacy. Driven by aesthetic-consciousness, according to the May 2014 RNCOS research publication entitled, “Global Cosmeceuticals Market Outlook 2018” the global market for cosmeceutical products is expected to reach an estimated size of $48.9 billion in 2018. We believe that this market benefits from the growing segment of a younger generation of consumers as well as baby boomers who want to preserve their youthful looks. In our view the U.S. cosmeceutical market will continue to be favorably influenced by these growing segments of people who want beautiful and younger looking skin while aging.

Two of the fastest growing cosmeceuticals segments are the age-defying and hair restoration markets which focus on mechanisms that control the aging of skin and prevent/restore hair loss. Also according to the same RNCOS research, skin care garnered a material share of the cosmeceutical market in 2013 with a 60%, $21.4 billion worldwide market share with the anti-aging segment accounting for 37% of the skin care cosmeceutical market. The hair care segment represented 14% or $4.75 billion of the cosmeceutical market in 2013. The global skincare cosmeceutical market is expected to reach $30.3 billion by 2018, accounting for a 62% share in the total cosmeceutical markets. In particular it is anticipated that with an aging baby boomer population and increased male grooming, skin whitening, facial care and sun-damaged products will drive the expected global demand.

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

Strategy

NuGene initially focused on providing stem cell derived medical products to medical providers. These products included Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures. It was eventually decided that the medical product services has a limited growth potential and thus NuGene changed its focus to developing cosmeceuticals which has a much larger market potential and provides greater scalability.

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

NuGene Skincare Products

•	Universal Cream: Our moisturizer works to smooth fine lines and wrinkles, improve aging skin tone and texture, increase collagen production, and reduce puffiness and dark circles—without any heaviness or oiliness.
•	Universal Serum: Formulated with multiple human growth factors, polypeptides, vitamins, minerals and amino acids, our signature serum encourages skin’s natural production of collagen and elastin while boosting other vital matrix protein syntheses, enabling it to repair and prevent environmental damage, improve texture and thickness, and restore skin’s natural luminosity.
•	Eye Serum: Designed to prevent and correct wrinkles, fine lines, puffiness, dryness and dark circles, this innovative product relies on our cutting-edge stem cell technology, along with multiple growth factors and other nourishing ingredients, to help reverse skin damage, minimize the appearance of future signs of aging, and restore youthful luminosity around the eyes, fostering skin that looks younger, smoother and fresher.
•	Light & Bright Gel: This product was designed to address issues of hyperpigmentation using a unique combination of actives while avoiding toxic chemical such as hydroquinone. Not only does this product reduce the look of dark spots and excess pigmentation, it increases overall radiance and restores a youthful glow.
•	Face Wash: As an anti-aging cleanser, our Face Wash is formulated with a unique blend of multiple growth factors, cytokines and rich pentapeptide complexes. NuGene’s Face Wash minimizes the visibility of pores and softens imperfections for a flawless appearance while the natural cleansing agents gently wash away dirt, oil, and makeup leaving the skin refreshed, smooth, clean and hydrated.

Hair care Products

•	Regenerative Shampoo: Rich in growth factors, polypeptide complexes and vitamins, this product has been formulated to rejuvenate the hair and scalp. In addition to increasing hydration, vibrancy and shine, it works to protect hair from environmental assault, preventing and correcting breakage, thinning and split ends.

•	Regenerative Conditioner: This hydrating, shine-enhancing conditioner utilizes additional key ingredients, vitamins and polypeptide complexes, to name a few, to instantly smooth even the coarsest, most damaged strands. With regular use, it fosters stronger, shinier, younger-looking hair that’s easier to style.
•	Anti-Hair Loss Serum: This functional formula leverages antioxidants, an exclusive multi-protein blend, and botanical oils to rejuvenate the hair, follicles and scalp. In addition to increasing hydration, vibrancy, and shine, it works to protect hair from environmental assault, preventing and correcting breakage, thinning and split ends.

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

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Dr. H.R. Christopher O'Brien, an individual, acquiring all of the rights, title and interest in and to SkinGuardian, a skin protectant, antiseptic, and moisturizing lotion. The acquisition of the rights, title and interest to the SkinGuardian topical skin protectant provides a foundation for a variety of topical treatments we will be developing that incorporate the use of stem cell media.

The SkinGuardian product is an anti-bacterial, anti-fungal first aid product containing benzalkonium which can be developed as an antiseptic or moisturizing lotion and possibly as an antiseptic spray. First aid antiseptics combined with skin protectant active ingredients, such as SkinGuardian, are subject to Tentative Final Monograph (“TFM”) through the Federal Drug Administration (the “FDA”), which permits manufacturing and related activities so long as the drug formulation and labeling meet the requirements described in the relevant TFM. The TFM establishes the conditions under with the product is generally recognized as safe and effective (GRASE) and not misbranded. Pending a final monograph, the FDA generally does not object to the marketing of over the counter drugs, such as SkinGuardian, that meet the formulation and labeling requirements described in the relevant TFM. SkinGuardian, as marketed under TFM FR. 56, No. 140 (1991) is permitted to be manufactured, labeled, packaged and distributed without further FDA approval or review. Management has assessed and anticipates that the principal value of the SkinGuardian Intellectual Property for the Company lies in the compliance of that IP with the respective formulation and labeling requirement of the TFM, as well as, the trade secret formulae of such skin protectant. Management anticipates that, due to the represented SkinGuardian formulation and labeling compliance with the TFM, upon inclusion of the Company's proprietary stem cell media, as an inactive ingredient, into the SkinGuardian formulation, we will be able to enter the marketplace for our BioPharma products at a materially faster rate and lower cost than had we gone through the TFM testing and reporting regime on our own.. Our business plan objective in completing the March 2015 acquisition of SkinGuardian was to develop and market a topical skin protectant for treatment and prophylactic purposes. We regard treatment products based on a combination of SkinGuardian IP and our proprietary stem cell media as a natural extension of our cosmeceutical skincare lines marketed by our NuGene Inc. subsidiary. We anticipate launching the SkinGuardian product, with our added stem cell media, during the latter part of 2015 or early 2016 in over the counter departments of pharmacies and other distribution channels.

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

NuGene is obligated to utilize commercially reasonable efforts to meet the following minimum totals of net sales of Licensed Products for the specified periods:

Period	Forecasted Minimum Net Sales
Contract Year 1	$1,500,000
Contract Year 2	$2,500,000
Contract Year 3	$3,750,000
Contract Year 4	$5,000,000

A "Contract Year" corresponds to a calendar year ending December 31 and commences with the year 2015.

For each of these Contract Years we are obligated to pay a minimum royalty as follows:

Period	Minimum Royalty
Contract Year 1	$100,000
Contract Year 2	$150,000
Contract Year 3	$200,000
Contract Year 4	$250,000

As of March 31, 2015 we had recognized approximately $31,400 of royalty expense toward Contract Year 1 under the License Agreement.

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

Peptides

Peptides are molecular links of amino acids that help your skin to produce the anti-wrinkle protein known as collagen. Peptides are closely related to proteins. Peptides and proteins are present in every living cell and are responsible for many biochemical activities including acting in enzymes, hormones, signals, etc. Peptides are listed in many better skin care products, and they perform important functions in the skin. As people age, they lose collagen which results in sagging and wrinkled skin. Since collagen is a protein composed of long chains of amino acids linked together by peptide bonds, peptides play an important role in replacing lost collagen. As collagen breaks down, the protein chains break up into smaller chains of peptides. The resulting peptide chains send signals to the body to produce more collagen. Since peptides are small, they can penetrate the skin’s protective barriers. Applying peptides directly to the skin through good skin care products tricks the skin into thinking that it has lost collagen recently and needs to produce more. Research has identified a number of peptides which mimic the function of the naturally produced growth factors in the human body. The advantage of using peptides over growth factors in skin care formula is their stability, but they are not complete in structural integrity as expressed by proteins in vivo.

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

NuGene’s Anti-Aging Mechanism

Based upon new cutting edge research on adipose derived stem cell cultured media, we have discovered the following benefits:

•	Increases the proliferation of epithelial cells
•	Increases the synthesis of hyaluronic acid
•	Increases the synthesis of collagen and elastin
•	Adipose stem cell-derived EGF, bFGF increases the proliferation of firoblast which synthesizes collagen and elastin
•	Adipose stem cell-derived EGF, IGF, bFGF, aFGF increases the skin elasticity by up-regulation of collagen, elastin, hyaluronic acid, and other extracellular matrixes (ECMs).

RESULTS OF OPERATIONS

Our results of operations for the three months ended March 31, 2014 were minimal as we were still in the process of developing and refining our product offerings. Accordingly, the following discussion and analysis of the results of operations and financial condition of the Company is for the three months ended March 31, 2015 and, 2014, with an emphasis on our operations during the three months ended March 31, 2015. Such analysis should be read in conjunction with the NuGene Int’l financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, as well as those Risk Factors set out in Part II, Item 1A below. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

For the three months ended March 31, 2015 (“Q1 2015”) as compared to the three months ended March 31, 2014 (“Q1 2014”)

Sales.

Sales generated during Q1 2015 totaled $481,360 and resulted primarily from sale of our cosmeceutical products to select wholesale distributors. During Q1 2015 we began exploring other avenues of distribution for our NuGene Line, including bringing our sales force “in-house”. Management expects that bringing the sales department in house will result in a sales force with a greater understanding of the science behind the NuGene products and an improved ability to market and sell our products. Sales recognized during Q1 2014 totaled $55,363 and marked the beginning of distribution of our products into the public marketplace. Sales during Q1 2015 and Q1 2014 included sales to an affiliated entity, ASP, totaling $0 and $20,000, respectively. Revenues received from ASP resulted from NuGene providing plasma rich platelet and stem cell injections for orthopedic and plastic surgery procedures to ASP. We provided these services to ASP as we transitioned into the cosmeceutical side of NuGene and have minimized such operations in 2015 as we focus primarily on the cosmeceutical and pharmaceutical operations of the Company.

Cost of Goods Sold.

Cost of goods sold during Q1 2015 totaled $177,403, or 37% of sales. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during Q1 2014 totaled $31,885, or 57% of sales. Cost of goods sold as a percentage of sales in Q1 2014 was substantially higher than Q1 2015 due to a large portion of direct labor during Q1 2014 still focusing on product development rather than the actual manufacturing of the product. As we refined the products included in the NuGene Line throughout the remainder of 2014, the focus of the direct labor on the manufacturing of the product resulted in an improved gross margin.

Operating Expenses.

Total operating expenses in Q1 2015 totaled $544,583 and consisted of wages and professional fees totaling $256,107, research and development costs totaling $51,291 and general and administrative costs totaling $237,185. Professional fees include legal expenses ($28,000), advisory board fees and stock based compensation ($70,000), accounting and auditing fees ($46,000), investor relations ($22,000), marketing ($40,000) and general business consulting ($19,000). Research and development costs relate primarily to the fees associated with the testing of our products and the preparation of reports validating those findings, as well as, the development of new products within the NuGene Line. General and administrative costs consist primarily of the amortization of the kiWW Brand Participation Fee ($75,000) discussed in Note 4 of the March 31, 2015 consolidated financial statements included herein, corporate costs associated with being a publicly traded company ($17,000), rent of our 11,000 sq. foot corporate office ($38,000), as well as office and laboratory supplies, travel and entertainment costs and general operating expenses. We expect our operating expenses to continue to increase due to the overall growth of the Company, the continued development of our products, the expansion of our marketing efforts and the additional costs of being a publicly traded company. Total operating expenses for Q1 2014 totaled $54,207 and related primarily to advertising and business development costs, as well as general and administrative costs.

Net Loss.

During Q1 2015 and Q1 2014 we reported a net loss of $240,626 and $30,729, respectively. The increase in our net lost is due primarily to the increased expenses noted above, offset by our increased sales.

 Related Party Transactions

During the year ended December 31, 2014, 66% of our revenues were received from ASP, an affiliated company. The revenues generated through ASP were contracted at rates that would have been charged to a non-affiliated company. As we continue to grow our cosmeceutical product line, we have minimized the operations associated with ASP and during Q1 2015, recognized no revenue associated with the ASP services. We expect that the resulting reduction in revenues from sales to ASP will be offset by revenues generated from the sale of our NuGene Line.

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

During Q1 2015, the Company utilized employees of ASP for legal and administrative services. Management estimated the time associated with the services provided and accrued approximately $13,000 at March 31, 2015. Such amounts will be repaid as additional funds become available to support operations.

During December 2014, ASP provided NuGene a $45,000, interest free, short-term loan to cover operating expenses. NuGene repaid the loan during January 2015.

During 2014, Mr. Ali Kharazmi purchased equipment and paid for various expenses on behalf of NuGene. As of March 31, 2015 and December 31, 2014, the Company owed Mr. Kharazmi approximately $12,000 and $37,000, respectively, related to such payments.

Ali and Saeed Kharazmi, our CEO and our Chairman of the Board, respectively, have been foregoing salaries since the Company was incorporated in 2006.

Liquidity and Capital Resources.

We had cash and cash equivalents of $618,918 and $1,344,737 as of March 31, 2015 and December 31, 2014, respectively and working capital of $1,034,067 and $1,294,214 as of March 31, 2015 and December 31, 2014, respectively. On December 29, 2014, we completed the sale of 2,000,000 shares of our common stock in a private placement resulting in gross proceeds of $2,000,000. The decrease in cash and cash equivalents and working capital relates to the expansion of the Company as more fully discussed below.

During Q1 2015, we reported a net loss of $240,626, and had net cash used in operating activities of $679,904 for the same period. This was primarily due to an increase in accounts receivable, the prepayment of various contracts and security deposits, the payment of amounts payable to related parties and the recognition of deferred revenue.

Cash outflows from investing activities during Q1 2015 totaled $95,915 and consisted primarily of the acquisition of laboratory equipment to support the manufacturing of our product, as well as, leasehold improvements and office furniture at our new corporate offices. Additionally, we paid deposits totaling approximately $13,000 during Q1 2015 related to our new office space

Since inception through December 31, 2014, we have paid only nominal salaries, rent, insurance, legal and other expenses as many of these services were provided free of charge by related parties. Additionally, we elected in December 2006 to be treated as a "sub-chapter S corporation". Under the Internal Revenue Code we have paid no federal taxes and generally paid a state of California income tax of about 1.5% of taxable income. We terminated our sub-chapter S election in December 2014 and accordingly are now subject to taxation as a C corporation. We expect that going forward we will incur significant additional expenses, including salaries, rent, insurance, investor relations, marketing, legal and accounting fees, corporate fees associated with being a publicly traded company and other expenses in order to carry out our business plan. During Q1 2015 we expended approximately $190,000 per month, comprised of cash paid for rent and utilities ($15,000), marketing ($20,000), corporate fees ($15,000), insurance ($10,000), professional fees ($30,000), business development, ($5,000), wages ($30,000) laboratory and office supplies ($15,000), inventory ($102,000) and leasehold improvement ($14,000) and general and administrative type expenses. Additionally, we prepaid various contracts totaling $27,000 for services that will be rendered in future periods and made payments of security deposits, real estate commissions and prepaid rent totaling $44,000. During each of the three months ended March 31, 2015 and December 31, 2014 we experienced significant sales growth when compared to prior periods and received orders of products under our NuGene Line in excess of $300,000. However, we cannot be sure that our revenues from product sales will continue to grow or support our anticipated growth. Accordingly, we anticipate needing to raise additional capital through equity and/or debt financing in order to fund our operations throughout 2015.

Subsequent to March 31, 2015, we entered into a stock purchase agreement with an independent accredited investor for the sale of 27,273 shares of common stock at a fair market value of $1.10 per share, resulting in total cash proceeds of $30,000. In determining the price of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 18 months and for a period commencing on the next day after the 18 month period and continuing for 12 consecutive 30 day periods, the investor shall not sell any shares, except in an amount not to exceed 8.33% of the total shares purchased.

On March 31, 2015 (the “Closing”), we entered into a stock purchase agreement with a current shareholder of the Company (the “Buyer”) resulting in the issuance of 50,000 shares of common stock to the shareholder for proceeds of $50,000. The Buyer has the option to purchase an additional 60,000 shares of common stock at $1 per share within 45 days of the Closing. If Buyer does not complete the purchase of the additional 60,000 shares of common stock within 45 days of the Closing, the Buyer shall have an additional 15 days to purchase the shares at $1.25 per share. Total proceeds are to be used for general operations, development, testing and other work related to the development of BioPharma products. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and includes a lock-up agreement whereby those shares may not be sold for a period of 18 months (“Lock Up Period”) following the Closing. Additionally, for a period commencing on the next day after the end of the Lock Up Period and continuing for 12 consecutive 30 day periods, the Buyer agreed not to sell any of these shares except in an amount not to exceed 8.33% of the total shares acquired per each 30 day period. The Lock Up Period and subsequent restriction on the sale of these shares were taken into consideration by management when determining pricing of the stock. On May 8, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds of $60,000.

During the fourth quarter of 2014, we entered into three convertible promissory notes totaling $375,000. Proceeds from the notes were used primarily to purchase a license with kathy ireland Worldwide, Inc. (see discussion in Part 1. Item 2 “Strategic Relationships and Licensing Arrangements”). On December 29, 2014 we completed a private sale of our securities which consisted of the sale of 2,000,000 shares of our common stock in exchange for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of the notes in the principal amount of $375,000. Proceeds totaling $350,000 were used as payment to Ms. Kurland in accordance with the Indemnity Agreement and $75,000 were used as repayment of a short term loan associated with the license with kathy ireland Worldwide, Inc. The remaining proceeds of approximately $1.2 million will be used to continue funding our operations and grow our product line. We intend to continue to seek opportunities to raise additional funds throughout 2015 however no assurance can be given that we will be successful in obtaining additional funds through the sale of our securities or through borrowings.

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

As of the date of the Quarterly Report, the Company has entered into Advisory Board agreements (“Advisory Agreements”) with five medical professionals whom the Company believes are leaders in their respective fields. The Advisory Agreements are for a period of three years and will begin expiring in December 2017. The Advisory Agreements provide for up to 50,000 sign on shares vesting over an 18 month period, base compensation of $3,000 per month and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. The Advisory Board members are required to attend two Advisory Board meeting per year for which they will be compensated $2,000 - $6,000 per meeting plus travel expenses. The Advisory Agreements may be terminated for cause as stipulated in the Advisory Agreements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair market value of our assets and accrued stock-based compensation expense.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  In making estimates and judgments, management employs critical accounting policies.

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have not been any material changes to our critical accounting policies since December 31, 2014.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 4: CONTROLS AND PROCEDURES

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Company's CEO and Acting CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 1A: RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, before making an investment decision.    Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the market value of our stock could decline substantially and you could lose part or all of your investment.

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

Historically, the majority of sales of our cosmeceutical products have been to an affiliated entity, ASP, which is also owned by our CEO and Acting CFO/Chairman of the Board, Messrs. Ali and Saeed Kharazmi, respectively. Dr. Saeed Kharazmi is currently the acting Medical Director of ASP. During the year ended December 31, 2014 we received approximately 66% of our revenues from ASP. Despite the significant percent of revenues generated from ASP, we intend to reduce our products offered to ASP and focus primarily on the development and marketing of the NuGene Line, as well as our intended pharmaceutical operations. We expect that the resulting reduction in revenues from sales to ASP will be offset by revenues generated from the sale of our NuGene Line, however this cannot be assured and we may experience a decrease in revenues.

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

It is possible that our competitors may be able to reduce their cost of production so that they can aggressively price their products and secure a greater market share to our detriment. Our competitors may also be able to attract and retain qualified personnel and to secure capital resources more effectively than we can. Any of these events could adversely affect our ability to compete and our results of operations could suffer.

If we are unable to attract and retain key personnel, our business will suffer.

We currently have ten full-time and two part-time employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, manufacturing, product development and other personnel. We may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing and research and development positions, in the future due to intense competition for personnel among businesses like ours, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our success depends on a number of key management and technical personnel, including Ali Kharazmi, our President and Chief Executive Officer, Saeed Kharazmi, our Chairman of the Board, Acting Chief Financial Officer, and Sanjay Dhar, Ph.D, our Director of Research and Development. We are not aware of any present intention of these persons or any of our other executive officers to leave our company. In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives. This may have a material adverse effect on our results of operations and financial condition.

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

We compete in different markets within the cosmeceutical industry on the basis of the uniqueness of our product offerings, the quality of our products, customer service, price and distribution.  Our markets are highly competitive.  Our competitors vary in size and many may have greater financial and marketing resources than we do.  If we cannot maintain quality and pricing that are comparable or superior to our competitors, we may not be able to grow our revenues and operating profits and we may lose market share.  Competitive conditions could result in our experiencing reduced revenues, gross margins and operating results and could cause an investor in our Company to lose a substantial amount or all of its investment in our Company.

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

FINANCIAL RISKS

We have a limited operating history and investors will have no ability to gauge market acceptance for our products or the ability of management to execute on our business plan.

We are an early-stage company with a limited operating history and limited revenues derived from our operations. We began commercial sales of our cosmeceutical products in March 2014 and sales from the NuGene Line represent less than 40% of our total sales during 2014. Our operations to date have been primarily focused on our formation, the hiring of our management team, acquiring, licensing and developing our technology and products, building and expanding our sales force, marketing department and investor relations and preparing for and commencing the commercial launch of our products.

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

We only initiated the rollout of the NuGene Line in 2013 and sales from the NuGene Line represented less than 40% of our total sales during 2014. Although we entered into a License Agreement with kiWW during November 2014, we have not yet been able to determine the impact that the License Agreement will have on our results of operations.

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

As of March 31, 2015, we had an accumulated deficit of approximately $1,590,000 and we have reported a net loss of approximately $241,000 and $313,000 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term.

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

Our Chief Executive Officer and our Acting Chief Financial Officer have no prior experience in these roles in a public company.

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

Our board of directors as of the date of this report consists of Ali Kharazmi and Saeed Kharazmi, who are our founders and principal stockholders. Good corporate governance practices call for the inclusion of independent members of our Board of Directors.  Independent Board Directors act as a check on management and can assure that it acts in the best interests of all of our Company’s stakeholders.  With our lack of independent Board members, we run a higher risk that our management could make subjective decisions without benefit of more measured independent guidance, rather than for the benefit of all of our shareholders.  An independent Audit Committee qualitatively enhances a company’s internal controls over financial reporting.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who believe that there are irregularities in a Company’s accounting policies and procedures.  With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders. Although Ali Kharazmi and Saeed Kharazmi are brothers in the event that the current board members may be deadlocked on any material decision requiring board action our business may incur additional costs and uncertainties and until any such impasse is resolved our operations may suffer.

Issuances of our Series A Preferred Stock or other authorized shares of preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize the Board of Directors to issue up to 25,000,000 shares of "blank check" preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  In connection with the Merger we issued, in addition to common stock, 1,917,720 shares of Series A Preferred Stock to NuGene's two founders. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one, has the right to elect a majority of the board of directors and has in connection with any other vote of shareholders three votes for every vote available to the common stock. These outstanding shares of Series A Preferred Stock diminish and any future issuances of other series of preferred stock could further diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, the Series A Preferred Stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The Series A Preferred Stock specifically, and the ability of the Board of Directors generally, to issue preferred stock make it more difficult, and could delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.  The summary description of the Series A Preferred Stock contained in this Annual Report is qualified in its entirety by reference to the Certificate of Designations filed with Secretary of State of Nevada on December 24, 2014 and included in our Current Report on Form 8-k filed with the SEC on January 6, 2015.

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

If a market for our common stock develops, the market price for our shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the markets we serve, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

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

Although we intend to add stem cell media to our SkinGuardian product and rely on its compliance with its previously issued TFM, FDA regulations may delay or make prohibitively uneconomical the marketing of any such product; the SkinGuardian product is not protected by patent and no assurance can be given that we will be able to launch products based on this IP or that if launched that these products will be acceptable in the markets we intend to serve .

Our SkinGuardian product as marketed under the TFM (FR.56, No. 140 (1991)) is permitted to be manufactured, labeled, packaged and distributed without further FDA approval or review. Any alterations to the current formula, such as through the addition of a new ingredient like stem cell medium, must continue to comply with the TFM or we must file a New Drug Application. Compliance with the TFM means adherence to active ingredient restrictions, Generally Recognized as Safe and Effective (“GRASE”) status of inactive ingredients, and labeling requirements. As of the date of this quarterly report, the FDA has not classified stem cell media as an active ingredient. Accordingly, we intend to add our stem cell media to the SkinGuardian product and market the formula under the TFM. The FDA may question the addition of the stem cell media to the SkinGuardian product if it is considered an inactive ingredient. Should such question arise, the FDA may rule that the stem cell media is in fact an active ingredient and require us to substantiate that the formulae remains in compliance with the TFM or file a New Drug Application. Such a ruling may result in additional costs to the Company to determine such compliance and the cessation of production, marketing and sale of the product until that time in which we are in compliance with the TFM.

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

The formulation of our SkinGuardian product does not have patent protection.

We maintain no patent protection for the formulation of our SkinGuardian product and expect to protect our product formulations through a combination of maintaining trade secrets and securing non-disclosure agreements. However, no assurance can be given that we will be successful in doing so. We believe that SkinGuardian product will serve as a platform to manufacture various products with stem cell media and enable us to enter the market at a faster rate and lower cost due to its compliance with the TFM requirements for the SkinGuardian formulation. We provide no assurance that such products will be accepted by the marketplace nor do we provide assurance that others will not be able to duplicate and manufacture the SkinGuardian formulation as we have no patent protection.

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

Trademarks. Our trademarks will continue to be important to our success and competitive position. We have received U.S. trademark registration for our corporate name, NuGene®, and own or have rights to use our product and component names. We also have license regarding the use of Kathy Ireland® who acts as our brand ambassador. We also will need to pursue trademark registration for any new trademarks that we select. We may not be able to secure any of our trademark registrations with the PTO or comparable foreign authorities. If we do not adequately protect our rights in our various trademarks from infringement, any goodwill that has been developed in those marks would be lost or impaired. We could also be forced to cease using any of our trademarks that are found to infringe upon or otherwise violate the trademark or service mark rights of another company, and, as a result, we could lose all the goodwill which has been developed in those marks and could be liable for damages caused by any infringement or violation.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2015 we issued 50,000 shares of common stock (valued at $50,000) to an accredited investor for proceeds of $50,000 which are to be used for general operations, development, testing and other work related to the development of BioPharma products. We also issued 250,000 shares of common stock (valued at $250,000) to Dr. H. R. Christopher O’Brien, an individual, as consideration for the purchase of the SkinGuardian Intellectual Property, including the tangible and intangible assets primarily used or associated with the SkinGuardian Intellectual Property, in accordance with the IP Agreement entered into on March 17, 2015.

On April 20, 2015 we sold 27,273 shares of common stock in exchange for proceeds of $80,000 which will be used for general operating and marketing expenses.

On May 8, 2015, under a stock purchase agreement closed on March 31, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds of $60,000.

Each of the issuances above was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated December 26, 2014, among the Company, NG Acquisition, Inc. and NuGene Inc. +
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). +
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. +
4.1	Certificate of Designation of Series A Preferred Stock. +
10.1	Form of Lock Up Agreement-NuGene Shareholders+
10.2	Form of Lock Up/Leak Out Agreement— Stock Placement Investors+
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc. +
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc. +
10.5	Form of Convertible Promissory Note. +
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. +
10.7	Form of Stock Purchase Agreement (April 2015)*
21.1	List of subsidiaries of the Registrant. ++
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herein.

+ Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.

++ Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc.
(Registrant)

Date: May 15, 2015	By:	/s/ ALI KHARAZMI, J.D., M.B.A.
Ali Kharazmi
Chief Executive Officer

Date: May 15, 2015	By:	/s/ SAEED KHARAZMI, M.D.
Saeed Kharazmi, M.D.
Acting Chief Financial Officer

