Form 10-Q
period 2015-06-30
NuGene International, Inc.
filed 2015-08-12
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The outstanding number of shares of common stock as of August 11, 2015 was: 39,584,673

Documents incorporated by reference: None

NuGene International, Inc.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NUGENE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$486,506	$1,344,737
Accounts receivable, net	296,650	15,567
Inventories	100,331	110,953
Brand participation fee, net	150,000	300,000
Other current assets	133,713	15,520
Total current assets	1,167,200	1,786,777

Property and equipment, net	187,831	60,674
Intellectual property, net	150,000	—
Other long term assets	45,168	12,800

Total assets	$1,550,199	$1,860,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$217,422	$135,563
Accounts payable - related party	51,060	122,084
Deferred revenue	—	234,916
Total current liabilities	268,482	492,563

Total liabilities	268,482	492,563

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 1,917,720 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	192	192
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,584,673 and 39,197,400 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,959	3,920
Additional paid-in capital	3,639,402	2,713,016
Accumulated deficit	(2,361,836)	(1,349,440)

Total stockholders’ equity	1,281,717	1,367,688

Total liabilities and stockholders’ equity	$1,550,199	$1,860,251

The accompanying notes are an integral part of these consolidated financial statements.

NUGENE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$536,363	$211,667	$1,017,723	$267,030
Cost of goods sold	116,629	39,528	293,532	71,413
Gross profit	419,734	172,139	724,191	195,617

Operating expenses:
Wages and professional fees	815,576	143,646	1,058,193	183,606
Research and development	21,912	5,021	73,203	11,750
General and administrative	354,516	7,973	605,191	15,491
Total operating expenses	1,192,004	156,641	1,736,587	210,847

Net income (loss)	$(772,270)	$15,498	$(1,012,396)	$(15,230)

Weighted average number of common shares outstanding - basic and diluted	39,582,096	20,552,760	39,390,810	20,552,760

Net loss per share - basic and diluted	$(0.02)	$0.00	$(0.03)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NUGENE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,012,396)	$(15,230)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	13,888	—
Bad debt expense	88,760	—
Stock based compensation	436,425	—
Changes in operating assets and liabilities
Accounts receivable	(369,843)	8,152
Inventories	10,622	—
Brand participation fee	150,000	—
Other assets	(137,345)	—
Accounts payable and accrued liabilities	81,860	(1,214)
Accounts payable - related parties	(71,024)	—
Deferred revenue	(234,917)	—

Net cash used in operating activities	(1,043,970)	(8,292)

Cash flows from investing activities
Deposits	(13,216)	—
Purchase of property and equipment	(141,045)	—

Net cash used in investing activities	(154,261)	—

Cash flows from financing activities
Proceeds from issuance of common stock	340,000	—

Net cash provided by investing activities	340,000	—

Net change in cash	(858,231)	(8,292)

Cash, beginning of period	1,344,737	14,301

Cash, end of period	$486,506	$6,009

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplementary disclosure of noncash financing activities:
Issuance of common stock for intellectual property	$250,000	$—
Cancellation of common stock for intellectual property	$(100,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the period ended June 30, 2015

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

NuGene, our wholly-owned subsidiary, was incorporated in the state of California in December 2006. We have since developed our initial line of cosmeceutical products based on adipose derived stem cells (undifferentiated cells found throughout the body that multiply by cell division to replenish dying cells and regenerate tissues) as the foundation of the formulation for our products. The Company has developed the ability to culture adult human stem cells to render human conditioned stem cell media at a proprietary concentration which is the primary ingredient in the NuGene line of cosmeceuticals. We currently have branded this advanced skin and hair care line under the NuGene Kathy Ireland name (the “NuGene Line”).

On January 20, 2015, we formed NuGene BioPharma, Inc (“BioPharma”) as a wholly-owned subsidiary of NuGene Int’l, in the state of California. BioPharma’s primary focus will be on stem cell derived treatments and other biologically active ingredients that may be subject to guidelines established by the Food and Drug Administration (“FDA”). We are actively researching methods in which we can use our stem cell based proprietary technology for clinical applications that can be patented, protected and commercialized.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2015. These reclassifications have no impact on net loss.

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories

The Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. The Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any charges to operations associated with excess and obsolete inventory.

Property and Equipment

Property and equipment consist of office furniture, computer equipment, laboratory equipment, purchased software, website development and improvements made to our leased offices and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three year useful life of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Website Development

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its estimated useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized but instead are tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Deferred Revenue

As of June 30, 2015 and December 31, 2014, we had a remaining balance of $0 and $234,916, respectively, in deferred revenues included in current liabilities related to the sale of products undelivered at each respective date.

Revenue Recognition

In accordance with ASC 605 - Revenue Recognition, the Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectability is reasonably assured.

In addition to revenues recognized through the sale of our NuGene Line of skin care products, during 2014 we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also principally owned by our CEO and our Chairman of the Board, Ali and Saeed Kharazmi, M.D., respectively. Revenues generated from ASP resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned into the cosmeceutical side of NuGene and have not provided such products to ASP during the six months ended June 30, 2015.

Concentration of Revenues

For the three and six months ending June 30, 2014, the Company recognized revenues from ASP in the amount of approximately $150,000 and $170,000, respectively or 71% and 64%, respectively of total revenues. As discussed previously, such revenues resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned into marketing the cosmeceutical lines of NuGene. No such sales were provided to ASP by NuGene during the six months ended June 30, 2015.

During the three months ended June 30, 2015, 83% of our revenues were derived from a single wholesale distributor. During the six months ended June 30, 2015, 44% and 18% of our revenues were derived from two wholesale distributors. These two distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of either of the distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors. We are actively expanding our distributor base in order to reduce the impact the loss of any one distributor would have on our Company.

Cost of Goods Sold

Cost of goods sold include all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Royalty Expense

We recognize royalty expenses according to our license agreement. The licensee will pay the licensor up to 5% of our net sales or a minimum guaranteed royalty of $100,000 beginning in year one, which includes the period from approximately November 4, 2014 through December 31, 2015, and increasing in annual increments of $50,000 for the following seven calendar years of the contract. Royalties are charged to cost of goods sold in the period that the related revenues are recognized.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $86,060 and $300 at June 30, 2015 and December 31, 2014, respectively. Bad debt expense totaled $86,060 and $88,760 for the three and six months ended June 30, 2015, respectively. We recognized no bad debt expense for the three and six months ended June 30, 2014.

Share Based Payments

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 - Share-based payments. Under ASC 718’s fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the accompanying statements of operations based on the fair values of the related payments. Such expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Common stock equivalents totaling, 2,417,720 on June 30, 2015 were not included in the computation of diluted earnings per share in 2015 on the consolidated statement of operations because the Company reported a net loss during the three and six months ended June 30, 2015 and therefore would be anti-dilutive. There were no common stock equivalents outstanding at June 30, 2014.

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

Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2014, no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements. Fair value represents the estimated amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

Recent Accounting Standards Updates

In May 2014, the FASB issued ASU No. 2014-09 - Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$94,608	$52,045
Finished goods	5,723	58,908
Total Inventories	$100,331	$110,953

NOTE 4 – INTANGIBLE ASSETS

Licensee Agreement

In November 2014 we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") whereby we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of the Company for up to an additional four years.

In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”), of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. As of June 30, 2015, we have recognized approximately $60,400 in royalty fees applicable to Contract Year 1 of which $44,664 was recognized during the six months ended June 30, 2015.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the overall kathy ireland brand. NuGene paid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. Accordingly, we are amortizing this initial Brand Participation Fee over the 14 month period of Contract Year 1. The net carrying value of the Brand Participation Fee at June 30, 2015 and December 31, 2014 was $150,000 and $300,000, respectively. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4.

SkinGuardian Intellectual Property

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Dr. H. R. Christopher O'Brien to acquire all of the rights, title and interest in and to SkinGuardian, a skin protectant, antiseptic, and moisturizing lotion, including but not limited to (all formulae and any and all other rights, title, and interest in and to the SkinGuardian™ product (collectively, the “Intellectual Property”) and Intellectual Property Rights, free and clear of any liabilities, claims, liens or encumbrances.

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

Upon acquisition of SkinGuardian and the Intellectual Property, the Company issued 250,000 shares of restricted common stock to Dr. O’Brien valued at $250,000. The fair market value of $1.00 per share was determined by taking into consideration the 18 month lock-up agreement that the shares were subject to. Management subsequently reviewed the Intellectual Property and determined that a patent had not been issued and that, while still in the application stage, had been abandoned in the fall of 2011. Upon further review of the IP Agreement during the second quarter of 2015, management determined that, considering the abandonment of the patent application, it was appropriate for the parties to adjust the consideration paid for the Intellectual Property and Dr. O'Brien agreed to return 100,000 shares of common stock to the Company. On June 30, 2015, these 100,000 shares were cancelled and returned to the Company’s treasury. As a result, the carrying value of the Intellectual Property was adjusted to $150,000 at June 30, 2015, with a corresponding reduction to shareholders’ equity.

The FDA approval of the SkinGuardian product is considered by the Company to have an indefinite life. Accordingly, management will review the asset for impairment on at least an annual basis and will write the asset down to fair value if its review determines that to be necessary. Management believes that the SkinGuardian product will facilitate our entry into over the counter based treatment markets which in our view ought to expand revenue both domestically and internationally over the course of the next 18 to 24 months. Although no assurance can be given that we will be successful in doing so, we expect to protect our product formulations through a combination of maintaining trade secrets and securing non-disclosure agreements. Accordingly, we assess that there is no impairment in the carrying value of the SkinGuardian acquisition and IP as of June 30, 2015.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30, 2015	December 31, 2014
Software	$4,138	$2,139
Website development	4,081	—
Equipment	100,248	35,698
Leasehold improvements	94,507	24,092

Property and equipment, gross	202,974	61,929
Accumulated depreciation	(15,143)	(1,255)
Property and equipment, net	$187,831	$60,674

Depreciation expense for the six months ended June 30, 2015 and 2014 was $13,888 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Merger Agreement

On December 26, 2014, Bling Marketing Inc. entered into a Merger Agreement with NuGene, Inc. and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. merged with NuGene, Inc. As a result, NuGene, which is the surviving entity, became our wholly owned subsidiary.  In connection with the Merger Agreement, we entered into a Business Transfer and Indemnity Agreement dated December 29, 2014 (the “Indemnity Agreement”) with our former Chief Executive Officer and Director, Dena Kurland providing for:

1.	The transfer of our jewelry business operations existing on the date of the Indemnity Agreement;
2.	The assumption by Ms. Kurland of all liabilities of our Company and the indemnification by Ms. Kurland holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
3.	The payment by NuGene Int’l. to Ms. Kurland of $350,000 in cash; and
4.	The surrender by Ms. Kurland of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the "Indemnity Shares") of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been cancelled by the Company and are now included in the Company’s pool of authorized but unissued shares).

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

On December 26, 2014, our Board of Directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board action, we delivered to each recipient of the stock dividend 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in these consolidated financial statements give effect to the Stock Split as approved by our Board of Directors.

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

On March 31, 2015, as consideration for the purchase of the Intellectual Property discussed in Note 4, the Company issued 250,000 shares of common stock, valued at $250,000, to Dr. O’Brien. In issuing these shares we relied on an exemption from registration under federal securities laws pursuant to Section 4(a)(2) of the Securities Act of 1933. In determining the value of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing of the IP Agreement. As discussed in Note 4, Dr. O’Brien subsequently returned 100,000 shares of our common stock, valued at $100,000 on June 30, 2015.

On March 31, 2015 (the “Closing”), we entered into a stock purchase agreement with a current shareholder of the Company (the “Buyer”) resulting in the issuance of 50,000 shares of common stock to the shareholder for proceeds of $50,000. Under the agreement we extended to the Buyer an option to purchase an additional 60,000 shares of common stock at $1 per share within 45 days of the Closing. On May 8, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds of $60,000. In issuing these shares we relied on an exemption from registration under federal securities laws pursuant to Section 4(a)(2) of the Securities Act of 1933. These shares are subject to a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing(“Lock Up Period”). Additionally, for a period commencing after the end of the Lock Up Period and continuing for 12 consecutive 30 day periods, the shareholder shall not sell any of these shares, except in an amount not to exceed 8.33% of the total shares acquired under the securities purchase agreement per 30 day period.

On April 20, 2015, the Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 27,273 shares of common stock at $1.10 per share, resulting in total cash proceeds of $30,000. In determining the sale price of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 12 months and for a period commencing on the next day after the 12 month period and continuing for 12 consecutive 30 day periods, the investor shall not sell any shares, except in an amount not to exceed 8.33% of the total shares purchased.

On June 2, 2015, the Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 100,000 shares of common stock at $2.00 per share, resulting in total cash proceeds of $200,000. In determining the sale price of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 12 months and for a period commencing on the next day after the 12 month period and continuing for 12 consecutive 30 day periods, the investor shall not sell any shares, except in an amount not to exceed 8.33% of the total shares purchased.

Preferred Stock

On December 23, 2014, we amended our articles of incorporation to provide for the authorization of 25,000,000 shares of Preferred Stock with a par value of $0.0001. We designated 2,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock.” The Series A Preferred Stock is (i) initially convertible into common stock at a ratio of one to one, (ii) as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors and (iii) the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have three times the number of votes available for every vote of available common stock. As of June 30, 2015 and December 31, 2014, we had 1,917,720 shares of Series A Preferred Stock outstanding which were issued to the founders of NuGene, Ali and Saeed Kharazmi, in conjunction with the Merger Agreement. Ali and Saeed Kharazmi each own 50% of the outstanding Series A Preferred Stock and are the Company’s Chief Executive Officer and Chairman of the Board, respectively.

Stock Based Compensation

As discussed in Note 8, as of June 30, 2015 the Company has entered into Advisory Agreements with the five members on its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign on shares vesting for a maximum of an 18 month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Stock based compensation related to these shares is recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Stock based compensation in connection with the Advisory Agreements for the three and six months ended June 30, 2015 totaled $256,340 and $296,714, respectively and is included in wages and professional fees in the accompanying consolidated statement of operations.

On May 26, 2015, Donna Queen accepted a position on the Company’s Board of Directors. In addition to an annual cash stipend of $30,000, Ms. Queen was granted a total of 100,000 shares of the Company’s common stock vesting on the third, sixth, ninth and twelfth month following the acceptance date of her position. Stock based compensation related to these shares is recognized over the service period in which the shares are earned and calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Stock based compensation in connection with Ms. Queen’s grant for the six months ended June 30, 2015 totaled $28,951 and is included in wages and professional fees in the accompanying consolidated statement of operations.

On February 3, 2015, we entered into a six-month consulting agreement with an investor relations firm. In addition to a $27,000 retainer, the consulting agreement calls for the vesting of 100,000 shares of our common stock over the six-month term, issuable upon the conclusion of the agreement. Stock based compensation in connection with these shares is recognized over the service period in which the shares are earned. We recognized $110,760 of stock based compensation in connection with the consulting agreement during the six months ended June 30, 2015.

Warrants

At the time of the merger, an outstanding warrant to acquire shares of NuGene Inc. was exchanged for a warrant of Bling Marketing Inc. The warrant upon issuance, after giving effect to the Stock Split, evidenced the right of the holder to acquire up to 500,000 shares of common stock of the Company, had a strike price of $2.50 per share, was not exercisable for 12 months (the "Initial Exercise Date"), and any shares acquired thereunder upon exercise may not be sold for six months commencing from the Initial Exercise Date. The warrant was issued to an entity that is not directly or indirectly an affiliate of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following individuals and entities have been identified as related parties:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management	Company with common ownership and management
Center for Regenerative Science, Inc	Company with common ownership and management

The following amounts were owed to related parties at the dates indicated:

	June 30, 2015	December 31, 2014
ASP	$35,358	$45,000
MAK	—	40,084
Ali Kharazmi	13,294	37,000
Saeed Kharazmi	2,409	—
Accounts payable - Related Parties	$51,060	$122,084

The amount owed to ASP at June 30, 2015 of $35,358 relates to legal and administrative services provided by ASP employees to the Company. Prior to December 31, 2014, all managerial, legal and administrative services were provided to the Company by related parties, free of charge. The amounts owed to Ali Kharazmi and all amounts outstanding at December 31, 2014 represent advances which bear no interest and are due on demand or expense reimbursements incurred in the ordinary course of business. The amounts owed to Saeed Kharazmi at June 30, 2015 related to expense reimbursements incurred in the ordinary course of business.

For the three and six months ending June 30, 2014, the Company recognized revenues from ASP in the amount of approximately $150,000 and $170,000, respectively. As discussed previously, such revenues resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned into marketing the cosmeceutical lines of NuGene. The transactions were on terms no more favorable than between two parties negotiating at an arm’s length. No such sales were provided to ASP by NuGene during the six months ended June 30, 2015.

Beginning on December 1, 2014, the Company sublet office space from ASP as discussed further in Note 8. Prior to December 1, 2014, the Company utilized corporate office space at ASP, free of charge.

Messrs. Ali and Saeed Kharazmi, our CEO and our Acting CFO, respectively, have been foregoing salaries since the Company was incorporated in 2006.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a sub-lease of our corporate offices in Orange County, California, on December 1, 2014. The property consists of approximately 11,000 square feet of office, manufacturing and assembly space. After completing various leasehold improvements, we occupied the property in early March 2015. We currently sublease the property from ASP, an affiliate of the Company, for approximately $12,000 per month, consistent with the amount that is charged to ASP by the landlord. On February 5, 2015, ASP entered into a new five year lease for the property beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease calls for a base rent of $9,968 per month plus payment of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year. Additionally, in conjunction with the new lease agreement, NuGene paid a commission to the real estate agent of $19,152. The commission has been recorded in Other Long Term Assets in the accompanying consolidated balance sheet as of March 31, 2015 and will be amortized over the life of the lease.

At June 30, 2015, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2015	$71,232
2016	144,816
2017	148,848
2018	152,880
2019	156,912
Thereafter	66,080
Total	$740,768

As of June 30, 2015, the Company had entered into Advisory Board agreements (“Advisory Agreements”) with five individuals from the fields of medicine related to the Company’s industry focus. The Company believes our Advisory Board consists of leaders in their respective fields. The Advisory Agreements are for a period of three years and will begin expiring in December 2017. The terms of each Advisory Agreement vary but generally provide our advisory members with up to 50,000 initial sign on shares vesting over an 18 month period, base compensation of $3,000 per month and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Our Advisory Board members are required to attend two Advisory Board meetings per year for which they will be compensated $2,000 - $6,000 per meeting plus travel expenses.

On May 26, 2015, Donna Queen accepted a position on the Company’s Board of Directors. As compensation for her services, Ms. Queen shall receive an annual stipend of $30,000 and a total of 100,000 shares of the Company’s common stock which vests on the third, sixth, ninth and twelfth month following the acceptance date of her position.

Legal Proceedings

On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on:

  copyright infringement,
  interference with contract,
  intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, and conspiracy.

The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. Although this matter is at an early stage and we have not as of the date of this report filed any response we do not find it probable that any material losses will be incurred as a result of this complaint.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on their NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage we are unable to determine a range of potential losses that are reasonably possible of occurring as a result of this complaint.

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

Other than that described above, we are not currently a party to any other material legal proceedings. We are not aware of any pending or threatened litigation against us that in our view would have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

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

Pursuant to the terms of the Merger Agreement, the Company issued 26,052,760 shares of Company common stock and 1,917,720 Company Series A Preferred Stock to the former NuGene, Inc. shareholders. The Series A Preferred Stock is (i)is initially convertible into common stock at a ratio of one to one, (ii) as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, provide the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding and (iii) entitle the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have for each share of Series A Preferred Stock owned, three times the number of votes permitted to each share of common stock.

On December 26, 2014 our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board action, shareholders received as a stock dividend 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in this Quarterly Report give effect to the Stock Split.

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

THE COMPANY’S HISTORY AND BUSINESS

NuGene, Inc. (“NuGene”)

NuGene was incorporated in California in December 2006 and formed organized and funded by our founders, Ali Kharazmi and Saeed Kharazmi. The initial focus of NuGene was to develop and market customized skin care products. As part of that focus NuGene sought to leverage the working relationships developed by our founders with the plastic surgery community. NuGene directed significant time and resources on developing anti-aging and scar treatment/reduction products.

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

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products we sought to develop our marketing plan and distribution channels. By the end of 2014 we had wholesalers distributing products from the NuGene Line to medical offices and medical spas throughout the United States. In addition to the NuGene Line, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Messrs. Ali and Saeed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned into the commercialization of our cosmeceutical product lines. No such sales have been generated from ASP during the six months ended June 30, 2015.

During the first quarter of 2015, we moved into our new corporate offices consisting of approximately 11,000 square feet of office, manufacturing and assembly space. We invested heavily in laboratory equipment and leasehold improvements in order to position the Company for its anticipated growth. We increased our marketing, sales and accounting department to better support our plans and continued expanding our fleet of wholesalers to distribute the NuGene Line. We continuously look to improve our product line and in doing so, developed a “Fragrance-Free, Color-Free” line for each of our skin care products.

During the second quarter of 2015, we initiated the development of a dedicated sales force in order to provide our customers with trained sales representatives, as well as, maintain greater control over the sales force. Additionally, utilizing our own sales force helps mitigate the impact the loss of a major distributor would have on our sales. We currently have several sales representatives in California and one in the tri-city area of New York and anticipate adding at least three more full time representatives before the end of the year. As an expansion to our product line, we began offering a Skin Care Trial Pack during June 2015 which includes our Universal Cream, Universal Serum, Eye Serum and the Light & Bright Gel in convenient 10ml bottles. Lastly, our research continues to broaden the NuGene Line with the development of a facial mask, facial scrub and hydrating shampoo which are expected to launch during the third quarter of 2015.

Our target customers primarily consist of females and males, thirty five years of age and older, concerned with their aging skin and hair loss. We are currently engaged in marketing our NuGene Line of products, generally described as a line of proprietary skin and hair care cosmeceuticals derived from adult adipose stem cells and growth factors. We anticipate that we will also need to seek substantial additional funding to further implement our other programs and fully activate our business plan and further expand our advertising, secure further channels of distribution, build inventory and recruit experienced sales personnel. No assurance can be given that the anticipated amounts of required funding will prove to be adequate or that we will be able to accomplish our goals within the timeframes projected even if such funds are obtained. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or even discontinue our proposed operations.

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

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with Dr. H.R. Christopher O'Brien, an individual, acquiring all of the rights, title and interest in and to SkinGuardian, a skin protectant, antiseptic, and moisturizing lotion, including but not limited to any and all other rights, title, and interest in and to the SkinGuardian™ product (collectively, the “Intellectual Property”) and Intellectual Property Rights, free and clear of any liabilities, claims, liens or encumbrances. We intend that the acquisition of the rights, title and interest to the SkinGuardian topical skin protectant will provide us a foundation for a variety of topical treatments we will be developing that incorporate the use of stem cell media.

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

Upon acquisition of SkinGuardian and the Intellectual Property, the Company issued 250,000 shares of restricted common stock, valued at $250,000. The fair market value of $1.00 per share was determined by taking into consideration the 18 month lock-up agreement that the shares were subject to. Management subsequently reviewed the Intellectual Property and determined that the Patent had not been issued and that, while still in the application stage, had been abandoned in the fall of 2011. Upon further review of the IP Agreement, during the second quarter of 2015 management determined that, considering the abandonment of the Patent, we had over paid for the Intellectual Property and Dr. O'Brien agreed to return 100,000 shares of common stock to the Company. On June 30, 2015, these 100,000 shares were cancelled and returned to the Company’s treasury. As a result, the carrying value of the Intellectual Property was adjusted to $150,000 at June 30, 2015, with a corresponding reduction to shareholders’ equity.

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

Two of the fastest growing cosmeceutical segments are the age-defying and hair restoration markets which focus on mechanisms that control the aging of skin and prevent/restore hair loss. Also according to the same RNCOS research, skin care garnered a material share of the cosmeceutical market in 2013 with a 60%, $21.4 billion worldwide market share with the anti-aging segment accounting for 37% of the skin care cosmeceutical market. The hair care segment represented 14% or $4.75 billion of the cosmeceutical market in 2013. The global skincare cosmeceutical market is expected to reach $30.3 billion by 2018, accounting for a 62% share in the total cosmeceutical markets. In particular it is anticipated that with an aging baby boomer population and increased male grooming, skin whitening, facial care and sun-damaged products will drive the expected global demand.

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

NuGene Skin Care Products

•	Universal Cream: Rich with NuGene’s proprietary stem cell technology, our moisturizer works to smooth fine lines and wrinkles, improve aging skin tone and texture, and reduce puffiness and dark circles—without any heaviness or oiliness.
•	Universal Serum: Formulated with multiple human growth factors, polypeptides, vitamins, minerals and amino acids, our signature serum encourages skin’s natural defense mechanisms against premature aging, while boosting other vital matrix structures, preventing environmental damage, improving texture and thickness, and restoring skin’s natural luminosity.
•	Eye Serum: Designed to prevent and correct wrinkles, fine lines, puffiness, dryness and dark circles, this innovative product relies on our cutting-edge stem cell technology, along with multiple growth factors and other nourishing ingredients, to breathe new life into the area of the face most susceptible to the visible signs of age: the eye contour. It works continuously to help reverse skin damage, minimize the appearance of future signs of aging, and restore youthful luminosity around the eyes, fostering skin that looks younger, smoother and fresher.
•	Light & Bright Gel: This product was designed to address issues of hyperpigmentation using a unique combination of actives while avoiding toxic chemical such as hydroquinone. In addition to reducing the look of dark spots and excess pigmentation, it works to increase overall radiance, restoring a youthful glow.
•	Face Wash: Our Face Wash is formulated with a unique blend of multiple growth factors, cytokines and rich pentapeptide complexes. NuGene’s Face Wash minimizes the visibility of pores and softens imperfections for a flawless appearance while the natural cleansing agents gently wash away dirt, oil, and makeup leaving the skin refreshed, smooth, clean and hydrated.

NuGene Hair Care Products

•	Regenerative Shampoo: Rich in growth factors, polypeptide complexes and vitamins, this product has been formulated to rejuvenate the hair and scalp. In addition to increasing hydration, vibrancy and shine, it works to protect hair from environmental assault, preventing and correcting breakage, thinning and split ends.
•	Regenerative Conditioner: This hydrating, shine-enhancing conditioner utilizes additional key ingredients, vitamins and polypeptide complexes, to name a few, to instantly smooth even the coarsest, most damaged hair strands. With regular use, it fosters stronger, shinier, younger-looking hair that’s that is easier to style.
•	Anti-Hair Loss Serum: This potent formula revs up sluggish hair follicles with essential growth factors that may revitalize and restore a youthful head of hair.

Pharmaceutical Products

In 2014, we initiated research and formulation for a new topical burn cream for treatment of burns that we expect may reduce infection and could improve healing time. Despite recent advances in wound management, infection continues to be a signicant problem in treating burns. This has resulted in the routine use of prophylactic topical antimicrobial agents. The most common topical antimicrobial agent used is silver sulfadiazine cream. However, the side effects of delayed wound healing have remained a challenge to overcome.

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

As of June 30, 2015 we had recognized approximately $60,400 of royalty expense toward Contract Year 1 under the License Agreement.

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

This description of the License Agreement is a summary and does not purport to describe all material conditions, obligations and payments that are the responsibility of NuGene to the Licensor. The description provided of the License Agreement in this Quarterly Report is qualified in its entirety by reference to the License Agreement attached as an Exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2015, and that agreement is incorporated herein by this reference as if fully set forth in this Report.

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

Cosmetic and Skin Care Regulation

Depending upon product labeling claims and ingredient formulation, skin care products may be regulated as cosmetics, drugs, devices, or combination cosmetics and drugs. We currently only market cosmetic skin care products and are evaluating entry into the pharmaceutical market. The FDA has authority to regulate cosmetics marketed in the United States under the FDCA and the Fair Packaging and Labeling Act (“FPLA”) and implementing regulations. The Federal Trade Commission (the “FTC”) regulates the advertising of cosmetics under the FTCA.

The FDCA prohibits the marketing of adulterated and misbranded cosmetics. Cosmetic ingredients must also comply with the FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising. Cosmetic products and ingredients, with the exception of color additives, are not required to have FDA premarket approval. Manufacturers of cosmetics are also not required to register their establishments, file data on ingredients, or report cosmetic-related injuries to the FDA. Consumers, health care providers and salon owners are encouraged to report complaints and injuries to the FDA.

We will be responsible for substantiating the safety and labeling claims of the cosmetic products and ingredients before marketing. The FDA or FTC may disagree with our characterization of one or more of the skin care products as a cosmetic or the labeling claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on our business. If the FDA determines we have failed to comply with applicable requirements under the FDCA or FPLA, it can impose a variety of enforcement actions from public warning letters, injunctions, consent decrees, and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including disgorgement of profits, injunction from further violative conduct, and consent decrees.

Some types of skin-care products are regulated as both cosmetics and drugs under the FDCA. Examples of drug-cosmetic combination products are facial moisturizers that contain sunscreen and skin protectant hand lotions. Products that are both cosmetics and drugs because of ingredients or intended use must satisfy the regulatory requirements for both cosmetics and drugs. The drug requirements include either FDA premarket approval under an NDA or an abbreviated new drug application (“ANDA”), or, more typically, indirect approval through conformance with the applicable FDA final regulation (also known as an over-the-counter drug monograph) that specifies the conditions that must be met for the drug to be generally recognized as safe and effective.

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

Mass Production of Growth Factors

NuGene has been able to mass produce biologically active growth factors derived from adipose stem cells. With patent-pending technology, the process has achieved a high yield rate and superior quality of biomolecules. Our purifcation technique enables NuGene to have a high concentration of growth factors and cytokines in our skincare line.

Nano-encapsulation

One of the material challenges of the skincare science is the delivery of the active ingredients to the skin. At NuGene, we met this challenge by using nano-encapsulation technology. This technology allowed us to effectively deliver adipose stem cell derived cytokines and growth factors through embedding them within a nanosome or capsule. This added step enhances the penetration of these biomolecules into the skin cells. Additionally, it prevents these growth factors/cytokines from becoming degraded by proteases present in the mixture. We believe this enhances the effectiveness of our products.

NuGene’s Anti-Aging Mechanism

We have uncovered the following benefits from research on adipose derived stem cell cultured media:

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

RESULTS OF OPERATIONS

Our results of operations for the three and six months ended June 30, 2014 were minimal as we were still in the process of developing and refining our product offerings. Accordingly, the following discussion and analysis of the results of operations and financial condition of the Company is for the three and six months ended June 30, 2015 and 2014, with an emphasis on our operations during the 2015 periods. Such analysis should be read in conjunction with the NuGene Int’l financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, as well as those Risk Factors set out in Part II, Item 1A below. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

For the three months ended June 30, 2015 (“Q2 2015”) as compared to the three months ended June 30, 2014 (“Q2 2014”)

	Three Months Ended June 30,
	2015		2014
	$	% of Revenues	$	% of Revenues
Sales	$536,363	100%	$211,667	100%
Cost of goods sold	116,629	22%	39,528	19%
Gross profit	419,734	78%	172,139	81%
Operating expenses:
Wages and professional fees	815,576	152%	143,646	54%
Research and development	21,912	4%	5,021	2%
General and administrative	354,516	66%	7,973	3%
Total operating expenses	1,192,004	222%	156,641	74%
Net income (loss)	$(772,270)	(144)%	$15,499	7%

Sales.

Sales generated during Q2 2015 of $536,363 resulted primarily from the sale of our cosmeceutical products to select wholesale distributors. During 2015, we began exploring other avenues of distribution for our NuGene Line and began developing a dedicated sales force during Q2 2015. Management believes that by using a sales force under its control, this will result in product personnel with a greater understanding of the science behind the NuGene products and an improved ability to market and sell our products, as well as, mitigate the impact any significant distributors can have on our operations. We currently have several sales representatives in California, one in the tri-city area of New York and anticipate adding at least three more full time sales representatives before the end of 2015. Sales recognized during Q2 2014 totaled $211,667 and consisted primarily of sales to an affiliated entity, ASP, totaling $150,000. Revenues received from ASP resulted from NuGene providing plasma rich platelet and stem cell injections for orthopedic and plastic surgery procedures to ASP. We provided these products to ASP as we transitioned our efforts towards cosmeceutical sales and have recognized no such revenues during 2015.

Cost of Goods Sold.

Cost of goods sold during Q2 2015 of $116,629 and represented 22% of sales. These costs consisted primarily of the cost of raw materials, product packaging, and direct labor used in the manufacture of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during Q2 2014 totaled $39,528, or 19% of sales and related primarily to direct labor and the cost of raw materials.

Wages and Professional Fees.

Wages and professional fees during Q2 2015 consisted primarily of wages ($118,000), legal expenses ($58,000), advisory board fees ($45,000), accounting and auditing fees ($15,000), investor and public relations ($34,000), marketing ($39,000), general business consulting ($52,000) and stock based compensation ($396,000). Wages during Q2 2015 increased nearly 500% in comparison to Q1 2015 as a result of bringing additional accounting, marketing, manufacturing, sales and office personnel on board. Stock based compensation was nine times of the amount recognized during our first fiscal quarter. This increase is due in part to the grant of stock to consultants, advisory board members and members of our Board of Directors. Additionally, an increase in the market price of our publicly traded common stock drove increases in the value of the stock granted pursuant to previously committed quantities of common shares. Wages and professional fees during Q2 2014 consisted primarily of business development consulting fees. We anticipate that our wages and professional fees will continue to grow as we expand our Company’s operations.

Research and Development.

Research and development costs relate primarily to: 1) the fees associated with the testing of our products; 2) the preparation of reports validating testing; 3) the development of new products within the NuGene Line; and 4) the further development of our BioPharma line of business. We expect that our research and development costs will continue to increase.

General and Administrative Costs.

General and administrative costs consist primarily of the recognition of the kiWW Brand Participation Fee ($75,000) discussed in Note 4 of the June 30, 2015 consolidated financial statements included herein, corporate costs associated with being a publicly traded company ($24,000), rent of our corporate offices ($38,000), as well as office and laboratory supplies, insurance expense, travel and entertainment costs and general operating expenses. Additionally, we recognized a charge for bad debt expense of $86,000 to reserve against potentially uncollectible accounts receivable. We expect our operating expenses to continue to increase with the overall growth of the Company, the continued development of our products, the expansion of our marketing efforts and the additional costs of being a publicly traded company.

Net Loss.

We reported a net loss of $772,270 during Q2 2015 and net income of $15,499 during Q2 2014. As discussed above, the net loss during Q2 2015 includes non-cash expenses totaling $471,000 relating to stock based compensation and the recognition of the kiWW Brand Participation Fee over the current contract period.

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015		2014
	$	% of Revenues	$	% of Revenues
Sales	$1,017,723	100%	$267,030	100%
Cost of goods sold	293,532	29%	71,413	27%
Gross profit	699,186	71%	195,617	73%
Operating expenses:
Wages and professional fees	1,058,193	104%	183,606	69%
Research and development	73,203	7%	11,750	4%
General and administrative	605,191	59%	15,491	6%
Total operating expenses	1,736,587	171%	210,847	79%
Net loss	$(1,012,396)	-99%	$(15,230)	-6%

Sales.

Sales generated during the six months ended June 30, 2015 totaling $1,017,723 resulted primarily from sale of our cosmeceutical products to select wholesale distributors. As discussed previously, we have been exploring other avenues of distribution for our NuGene Line and began developing a dedicated sales force during Q2 2015. Management expects that bringing the sales department in house will result in a sales force with a greater understanding of the science behind the NuGene products and an improved ability to market and sell our products, as well as, mitigate the impact any significant distributors have on our operations. We currently have several sales representatives in California, one in the tri-city area of New York and anticipate adding at least three more full time sales representatives before the end of 2015. Sales recognized during the six months ended June 30, 2014 totaled $267,030 and consisted primarily of sales to ASP, totaling $170,000.

Cost of Goods Sold.

Cost of goods sold during the six months ended June 30, 2015 of $318,537 represented 31% of sales. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during the six months ended June 30, 2014 totaled $71,413, or 27% of sales and related primarily to direct labor and the cost of raw materials.

Wages and Professional Fees.

Wages and professional fees during the six months ended June 30, 2015 consisted primarily of wages ($131,000), legal expenses ($86,000), advisory board fees ($75,000), accounting and auditing fees ($62,000), investor and public relations ($65,000), marketing ($58,000), general business consulting ($83,000) and stock based compensation ($436,000). Wages during the six months ended June 30, 2015 increased significantly over the corresponding period in 2014 with the addition of accounting, marketing, manufacturing, sales and office personnel. Stock based compensation costs have also increased due primarily to the grant of stock to consultants, advisory board members and members of our Board of Directors, as well as increases in our stock price as previously noted. Wages and professional fees during the six months ended June 30, 2014 consisted primarily of business development consulting fees. We anticipate that our wages and professional fees will continue to grow as we build and expand the Company’s operations.

Research and Development.

Research and development costs relate primarily to: 1) the fees associated with the testing of our products; 2) the preparation of reports validating testing; 3) the development of new products within the NuGene Line; and 4) the further development of our BioPharma line of business. We expect that our research and development costs will continue to increase.

General and Administrative Costs.

General and administrative costs consist primarily of the recognition of the kiWW Brand Participation Fee ($150,000) discussed in Note 4 of the June 30, 2015 consolidated financial statements included herein, corporate costs associated with our being a publicly traded company ($39,000), the rent of our corporate offices ($75,000), office and laboratory supplies, insurance expense, travel and entertainment costs and general operating expenses. Additionally, we recognized bad debt expense totaling $89,000 to reserve against potentially uncollectible accounts receivable. We expect our operating expenses will continue to increase due to the overall growth of the Company, the continued development of new products, the expansion of our marketing efforts and the additional costs of being a publicly traded company.

Net Loss.

During the six months ended June 30, 2015 and 2014, we reported net losses of $1,012,396 and $15,230, respectively. As discussed above, the net loss during the six months ended June 30, 2015 includes non-cash expenses totaling $586,000 relating to stock based compensation and the recognition of the kiWW Brand Participation Fee over the current contract period. We anticipate continuing to incur net losses as we build new sales channels for our products prior to the realization of significant sales and gross margin from such efforts.

Related Party Transactions

During the year ended December 31, 2014, 66% of our revenues were received from ASP, an affiliated company. The revenues generated through ASP were contracted at rates that would have been charged to a non-affiliated company. As we continue to grow our cosmeceutical product line, we have minimized the operations associated with ASP and have recognized no revenues associated with the ASP products during the six months ended June 30, 2015. We expect that the resulting reduction in revenues from sales to ASP will be offset by revenues generated from the sale of our NuGene Line.

ASP also provided the Company with office space, free of charge, through November 30, 2014. We have since sublet a property from ASP encompassing 11,000 square feet of office, manufacturing and assembly space. The lease expires on May 31, 2020 and currently calls for a base rent of $9,968 per month plus payments of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year. Our CEO, M. Ali Kharazmi, has personally guaranteed the payment of the lease between ASP and the landlord.

During the six months ended June 30, 2015, the Company utilized employees of ASP for legal and administrative services. Management estimated the time associated with the services provided and accrued approximately $35,000 at June 30, 2015. Such amounts will be repaid once we begin generating sales that are able to support our operations.

During December 2014, ASP provided NuGene a $45,000, interest free, short-term loan to cover operating expenses. NuGene repaid the loan during January 2015.

Mr. Ali Kharazmi has purchased equipment and paid for various expenses on behalf of NuGene. As of June 30, 2015 and December 31, 2014, the Company owed Ali approximately $13,000 and $37,000, respectively, related to such payments.

Mr. Saeed Kharazmi has incurred various business expenses on behalf of NuGene. As of June 30, 2015, the Company owed Saeed approximately $2,400 related to such payments.

Messrs. Ali and Saeed Kharazmi, our CEO and our Chairman of the Board, respectively, have been foregoing salaries since the Company was incorporated in 2006.

Liquidity and Capital Resources.

We had cash and cash equivalents of $486,506 and $1,344,737 as of June 30, 2015 and December 31, 2014, respectively and working capital of $898,718 and $1,294,214 as of June 30, 2015 and December 31, 2014, respectively. On December 29, 2014, we completed the sale of 2,000,000 shares of our common stock in a private placement resulting in gross proceeds of $2,000,000. The decrease in cash and cash equivalents and working capital relates to the expansion and results of operations of our Company as more fully discussed below.

During the six months ended June 30, 2015, we reported a net loss of $1,012,396 or $337,396 net of non-cash expenses relating to stock based compensation totaling $436,000, recognition of the kiWW Brand Participation Fee totaling $150,000 and bad debt expense of $89,000. We reported net cash used in operating activities of $1,043,970 for the same period which was primarily due to an increase in accounts receivable, the prepayment of various contracts and security deposits, the payment of amounts payable to related parties and the recognition of deferred revenue.

Cash outflows from investing activities during the six months ended June 30, 2015 totaled $154,261 and consisted primarily of the acquisition of laboratory equipment to support the manufacturing of our product as well as leasehold improvements and office furniture at our new corporate offices. Additionally, we paid deposits totaling approximately $13,000 during the period related to our new office space.

Cash inflows from financing activities during the six months ended June 30, 2015 totaled $340,000 and resulted from the sale of 237,273 shares of the Company’s common stock at prices ranging from $1.00 to $2.00 per share. In determining the fair value of the shares sold, management took into consideration that the shares were subject to lock-up agreements whereby they may not be sold for a periods ranging from 12-18 months following the closing (“Lock Up Period”), and for a period commencing after the end of the Lock Up Period and continuing for 12 consecutive 30 day periods, the shareholder shall not sell any of these shares, except in an amount not to exceed 8.33% of the total shares acquired under the related securities purchase agreements per 30 day period.

Since inception through December 31, 2014, we have paid only nominal salaries, rent, insurance, legal and other expenses as many of these services were provided free of charge by related parties. Our two founders have waived salaries since the formation of NuGene. Additionally, we elected in December 2006 to be treated as a "sub-chapter S corporation". Under the Internal Revenue Code we have paid no federal taxes and generally paid a state of California income tax of about 1.5% of taxable income. We terminated our sub-chapter S election in December 2014 and accordingly are now subject to taxation as a C corporation. We expect that going forward, we will incur significant additional expenses, including salaries, rent, insurance, investor relations, marketing, legal and accounting fees, corporate fees associated with being a publicly traded company and other expenses in order to carry out our business plan. During the six months ended 2015 we expended approximately $255,000 per month, comprised of cash paid for rent and utilities ($15,000), marketing ($15,000), royalties ($10,000) corporate fees ($8,000), insurance ($12,000), professional fees ($47,000), wages ($74,000), inventory ($30,000), equipment and leasehold improvement ($14,000) and general and administrative type expenses ($30,000). Additionally, we prepaid various contracts totaling $27,000 for services that will be rendered in future periods and made payments of security deposits, real estate commissions and prepaid rent totaling $44,000. During the six months ended June 30, 2015, we experienced significant sales growth when compared to prior periods. However, we cannot be sure that our revenues from product sales will continue to grow or support our anticipated growth of related expenses. Accordingly, we anticipate needing to raise additional capital through equity and/or debt financing in order to fund our operations going forward. No assurance can be given that we will be successful in raising the required additional capital or that such capital will be available at terms agreeable to our Company or at all.

On June 2, 2015, the Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 100,000 shares of common stock at $2.00 per share, resulting in cash proceeds totaling $200,000. In determining the sale price of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 12 months and for a period commencing on the next day after the 12 month period and continuing for 12 consecutive 30 day periods, the investor shall not sell any shares, except in an amount not to exceed 8.33% of the total shares purchased.

On April 20, 2015, the Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 27,273 shares of common stock at $1.10 per share, resulting in total cash proceeds of $30,000. In determining the sale price of the shares, management took into consideration the fact that the shares include a lock-up agreement whereby those shares may not be sold for a period of 12 months and for a period commencing on the next day after the 12 month period and continuing for 12 consecutive 30 day periods, the investor shall not sell any shares, except in an amount not to exceed 8.33% of the total shares purchased.

On March 31, 2015 (the “Closing”), we entered into a stock purchase agreement with a current shareholder of the Company (the “Buyer”) resulting in the issuance of 50,000 shares of common stock to the shareholder for proceeds of $50,000. The Buyer had the option to purchase an additional 60,000 shares of common stock at $1 per share within 45 days of the Closing. On May 8, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds of $60,000. In issuing these shares we relied on an exemption from registration under federal securities laws pursuant to Section 4(a)(2) of the Securities Act of 1933. These shares are subject to a lock-up agreement whereby those shares may not be sold for a period of 18 months following the closing(“Lock Up Period”). Additionally, for a period commencing after the end of the Lock Up Period and continuing for 12 consecutive 30 day periods, the shareholder shall not sell any of these shares, except in an amount not to exceed 8.33% of the total shares acquired under the securities purchase agreement per 30 day period.

During the fourth quarter of 2014, we entered into three convertible promissory notes totaling $375,000. Proceeds from the notes were used primarily to purchase a license with kathy ireland Worldwide, Inc. (see discussion in Part 1. Item 2 “Strategic Relationships and Licensing Arrangements”). On December 29, 2014, we completed the private sale of our securities which consisted of the sale of 2,000,000 shares of our common stock in exchange for cash proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) conversion of the notes in the principal amount of $375,000. Proceeds totaling $350,000 were used as payment to Ms. Kurland in accordance with the aforementioned Indemnity Agreement and $75,000 were used as repayment of a short term loan associated with the license with kathy ireland Worldwide, Inc.

On May 26, 2015, Donna Queen accepted a position on the Company’s Board of Directors. As compensation for her services, Ms. Queen shall receive an annual stipend of $30,000 and a total of 100,000 shares of the Company’s common stock which vests on the third, sixth, ninth and twelfth month following the acceptance date of her position.

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

Inflation

Inflation and changing prices have had no material effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, the Company's CEO and Acting CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on copyright infringement,
  interference with contract,
  intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, and conspiracy.

The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. Although this matter is at an early stage and we have not as of the date of this report filed any response we do not find it probable that any material losses will be incurred as a result of this complaint.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on their NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage we are unable to determine a range of potential losses that are reasonably possible of occurring as a result of this complaint.

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

Other than that described above, we are not currently a party to any other material legal proceedings. We are not aware of any pending or threatened litigation against us that in our view would have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

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

During the six months ended June 30, 2015, the majority of our revenues were derived from two wholesale distributors. The loss of the distributors could have a material negative effect on our financial condition.

During the three months ended June 30, 2015, 83% of our revenues were derived from a single wholesale distributor. During the six months ended June 30, 2015, 44% and 18% of our revenues were derived from two wholesale distributors. These two distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of either of the distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors. We are actively expanding our distributor base in order to reduce the impact the loss of any one distributor would have on our Company.

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

As of June 30, 2015, we had an accumulated deficit of approximately $2,360,000 and we have reported a net loss of approximately $1,012,000 for the six months ended June 30, 2015. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term.

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

We will need to raise additional funds to pursue our growth strategy or continue our operations and we may be unable to raise capital when needed.

We believe that our current cash and cash equivalents will be sufficient to fund our operations through 2015. However, we have based this estimate on assumptions that may prove wrong, and we could spend our available financial resources much faster than we currently expect. We expect we will need to raise additional funds to finance our operations and to fund product development programs, sales and marketing initiatives for our current marketed products. Factors affecting our product development expenses include, but are not limited to:

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

To serve in the roles of officer and/or director for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, a senior executive officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such senior executives and directors.  Neither of these persons, who currently also represent the majority of our directors, have such experience, the absence of which could increase our exposure to untimely compliance with applicable regulation that could result in possible added liability and cost to the material detriment of our operations and financial interests.

We do not have an Audit Committee.

As of the date of this Quarterly Report, we do not have an independent Audit Committee. An Audit Committee qualitatively enhances a company’s internal controls over financial reporting.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who believe that there are irregularities in a Company’s accounting policies and procedures.  With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

Issuances of our Series A Preferred Stock or other authorized shares of preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize the Board of Directors to issue up to 25,000,000 shares of "blank check" preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  In connection with the Merger we issued, in addition to common stock, 1,917,720 shares of Series A Preferred Stock to NuGene's two founders. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one, has the right to elect a majority of the board of directors and has in connection with any other vote of shareholders three votes for every vote available to the common stock. These outstanding shares of Series A Preferred Stock diminish and any future issuances of other series of preferred stock could further diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, the Series A Preferred Stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The Series A Preferred Stock specifically, and the ability of the Board of Directors generally, to issue preferred stock make it more difficult, and could delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.  The summary description of the Series A Preferred Stock contained in this Quarterly Report is qualified in its entirety by reference to the Certificate of Designations filed with Secretary of State of Nevada on December 24, 2014 and included in our Current Report on Form 8-k filed with the SEC on January 6, 2015.

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

CAPITAL MARKET RISKS

The recent public market for our shares has been and may continue to be volatile. This volatility may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

The market price for our shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the markets we serve, press releases announcing developments, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.

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

Although we intend to add stem cell media to our SkinGuardian product and rely on its compliance with its previously issued TFM, FDA regulations may delay or make prohibitively uneconomical the marketing of any such product; the SkinGuardian product is not protected by patent and no assurance can be given that we will be able to launch products based on this IP or that if launched that these products will be acceptable in the markets we intend to serve.

Our SkinGuardian product as marketed under the TFM on First Aid Antiseptics (FR.56, No. 140 (1991)) is permitted to be manufactured, labeled, packaged and distributed without further FDA approval or review. Any alterations to the current formula, such as through the addition of a new active ingredient like stem cell medium, must continue to comply with the TFM or we must file a New Drug Application. Compliance with the TFM means adherence to active ingredient restrictions, Generally Recognized as Safe and Effective (“GRASE”) status of inactive ingredients, and labeling requirements. As of the date of this quarterly report, the FDA has not classified stem cell media as an active ingredient. Accordingly, we intend to add our stem cell media to the SkinGuardian product and market the formula under the TFM. The FDA may question the addition of the stem cell media to the SkinGuardian product if it is considered an inactive ingredient. Should such question arise, the FDA may rule that the stem cell media is in fact an active ingredient and require us to substantiate that the formulae remains in compliance with the TFM or file a New Drug Application. Such a ruling may result in additional costs to the Company to determine such compliance and the cessation of production, marketing and sale of the product until that time in which we are in compliance with the TFM.

We will be subject to ongoing regulatory review of products currently under development that may be marketed in the future.

Our pharmaceutical products under development will be subject to extensive regulation. These regulations will impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

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

The Federal Food, Drug, and Cosmetic Act does not recognize “cosmeceuticals” as a category of products. We use the term “cosmeceuticals” as a marketing term to describe our non-prescription, cosmetic products. The FDA does not have a premarket approval system for cosmetic products outside of new color additive, and we believe we are permitted to market our cosmeceutical products and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate what we term as cosmeceuticals or the ingredients included in our cosmeceuticals as drugs or biologics, rather than cosmetics. If any of our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of our cosmeceutical products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials and we may not be able to establish sufficient efficacy or safety data to resume the sale of our cosmeceutical products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmeceutical products and any related interruption in the marketing and sale of our cosmeceutical products could severely damage our brands and image in the marketplace, including our relationships with physicians and their patients.

If our manufacturers do not comply with U.S. and federal regulations, our supply of product could be disrupted or terminated.

Our manufacturers must comply with U.S. regulations and corresponding foreign standards, including the FDA’s current Good Manufacturing Practice regulations for drug manufacturing and processing, or cGMPs, applicable to the manufacturing processes related to prescription products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. We will have limited control over the FDA compliance of our third-party manufacturers. If any of our manufacturers fail to meet or are found to be non-compliant with the cGMPs or any other FDA requirements or similar regulatory requirements outside of the U.S., obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption in the manufacturing of one or more of our products as a result of non-compliance could adversely affect our product inventories and supply of products available for sale which could reduce our sales, margins and market share, as well as harm our overall business and financial results. Additionally, the FD&C may hold labelers/specification developers (brands selling a product) criminally and civilly liable for the violations, acts, and omission of their manufacturers.

Under the FDCA, cosmetics, which we refer to as cosmeceuticals, are defined as articles applied to the human body to cleanse, beautify or alter the appearance. The manufacturing of cosmetics is subject to the misbranding and adulteration sections of the FDCA applicable to cosmetics. Cosmetics are not subject to premarket approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or any function of the human body, the FDA will regulate the product as a drug rather than as a cosmetic. The product will then be subject to all drug requirements under the FDCA. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2015 we sold 100,000 shares of common stock in exchange for proceeds of $200,000 which will be used for general operating and marketing expenses.

The above issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated December 26, 2014, among the Company, NG Acquisition, Inc. and NuGene Inc. (1)
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. (1)
4.1	Certificate of Designation of Series A Preferred Stock. (1)
10.1	Form of Lock Up Agreement-NuGene Shareholders(1)
10.2	Form of Lock Up/Leak Out Agreement-- Stock Placement Investors(1)
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc. (1)
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc. (1)
10.5	Form of Convertible Promissory Note. (1)
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. (1)
10.7	Form of Stock Purchase Agreement (April 2015) (3)
10.8	Offer Letter to join Board of Directors between NuGene International, Inc. and Donna Queen(4)
21.1	List of subsidiaries of the Registrant. (2)
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herein.
(1)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.
(4)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on May 29, 2015.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc. (Registrant)

Date: August 11, 2015	By:	/s/ ALI KHARAZMI
Ali Kharazmi
Chief Executive Officer
Date: August 11, 2015	By:	/s/ SAEED KHARAZMI
Saeed Kharazmi, M.D.
Acting Chief Financial Officer

