Form 10-Q
period 2015-09-30
NuGene International, Inc.
filed 2015-11-12
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The outstanding number of shares of common stock as of November 12, 2015 was: 39,894,673

Documents incorporated by reference: None

NuGene International, Inc.

Form 10-Q

2

PART I

ITEM 1. FINANCIAL STATEMENTS

NUGENE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$349,754	$1,344,737
Accounts receivable, net	292,811	15,567
Inventories	150,895	110,953
Brand participation fee, net	75,000	300,000
Other current assets	250,396	15,520

Total current assets	1,118,856	1,786,777

Property and equipment, net	193,511	60,674
Intellectual property, net	150,000	-
Other long term assets	37,499	12,800

Total assets	$1,499,866	$1,860,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$419,021	$135,563
Accounts payable - related party	105,917	122,084
Promissory note payable	500,000	-
Deferred revenue	-	234,916
Total current liabilities	1,024,938	492,563

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 1,917,720 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	192	192
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,894,673 and 39,197,400 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,990	3,920
Additional paid-in capital	4,934,604	2,713,016
Accumulated deficit	(4,463,858)	(1,349,440)

Total stockholders’ equity	474,928	1,367,688

Total liabilities and stockholders’ equity	$1,499,866	$1,860,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUGENE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$520,731	$214,185	$1,538,453	$480,104

Cost of goods sold	150,411	80,076	443,943	130,165

Gross profit	370,320	134,109	1,094,510	349,939

Operating expenses:
Wages and professional fees	1,799,770	81,363	2,857,968	234,722
Research and development	98,324	7,355	171,527	19,105
General and administrative	499,240	33,885	1,102,990	47,794
Total operating expenses	2,397,333	122,603	4,132,485	301,622

Income (loss) from operations	(2,027,013)	11,506	(3,037,975)	48,317

	(75,000)	-	(76,443)	-

Net income (loss)	$(2,102,013)	$11,506	$(3,114,418)	$48,317

Weighted average number of common shares outstanding - basic and diluted	39,732,934	20,552,760	39,506,104	20,552,760

Net loss per share - basic and diluted	$(0.05)	$-	$(0.08)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUGENE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,114,418)	$48,317
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	25,953	-
Bad debt expense	15,582	-
Stock based compensation	1,731,658	-
Changes in operating assets and liabilities:
Accounts receivable	(292,826)	7,252
Inventories	(39,942)	(54,557)
Brand participation fee	225,000
Other assets	(246,359)	(5,000)
Accounts payable and accrued liabilities	283,458	(1,250)
Accounts payable - related parties	(16,167)	-
Deferred revenue	(234,916)	-

Net cash flows from operating activities	(1,662,977)	(5,238)

Cash flows from investing activities:
Deposits	(13,216)	-
Purchase of property and equipment	(158,790)	-

Net cash flows from investing activities	(172,006)	-

Cash flows from financing activities:
Proceeds from issuance of promissory note payable	500,000	-
Proceeds from issuance of common stock	340,000	-

Net cash flows from investing activities	840,000	-

Net change in cash	(994,983)	(5,238)

Cash, beginning of period	1,344,737	14,301

Cash, end of period	$349,754	$9,063

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for intellectual property (net)	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (the “Company” or “NGI”) was incorporated in the State of Nevada on October 31, 2013. On January 22, 2015, we changed our name to NuGene International, Inc. and effected a 15.04 to one stock split in the form of a stock dividend (“Stock Split”). All amounts shown for common stock and additional paid in capital included in these financial statements have been adjusted to reflect the Stock Split. NuGene, Inc. (our wholly owned subsidiary) was incorporated in the state of California in December 2006. On January 20, 2015, we formed NuGene BioPharma, Inc. (“BioPharma”) as a wholly owned California incorporated subsidiary of NGI.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

We have incurred net losses through the date of these financial statements and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2015 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. All additional amounts raised will be used for our future investing and operating cash flow needs. We also currently plan to attempt to raise additional required capital through the sale of shares of our Company’s common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in consummating such financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Risks and Uncertainties

Our Company operates in an industry that is subject to rapid change. Our Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the current year’s financial statement presentation. These reclassifications have no impact on net income or loss.

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. Our Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories

Our Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. Our Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of our Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. For the three and nine months ended September 30, 2015 and 2014, our Company did not recognize any charges to operations associated with excess and obsolete inventory.

Property and Equipment

Property and equipment consist of office furniture, computer equipment, laboratory equipment, purchased software, website development and improvements made to our leased offices. Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three-year useful life of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Website Development

Costs and expenses incurred during the planning and operating stages of our Company’s website development are expensed as incurred. Our Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the related costs will be amortized over their estimated useful life on a straight-line basis (generally estimated to be 3 years) and tested for impairment annually.

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

Deferred Revenue

As of September 30, 2015, we had no deferred revenue. As of December 31, 2014, we had a remaining balance of $234,916 in deferred revenues included in current liabilities related to the sale of products undelivered at that date.

Revenue Recognition

Our Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectability is reasonably assured. During 2014, we generated revenues from an affiliate, Advanced Surgical Partners (“AdvSP”). Revenues generated from AdvSP resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to AdvSP.

Concentration of Revenues

During the three months ended September 30, 2015, we derived 48% and 19% of our revenues from two wholesale distributors. During the nine months ended September 30, 2015, we derived 45% and 21% of our revenues from two wholesale distributors. These distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of either of the distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

For the three and nine months ended September 30, 2014, our Company recognized revenues from AdvSP totaling approximately $129,500 and $299,500 respectively (61% and 62%, respectively of total revenues). As discussed previously, such revenues resulted from NuGene providing plasma rich platelet and adipose derived stem cells for orthopedic and plastic surgery procedures to AdvSP.

Cost of Goods Sold

Cost of goods sold include all of the costs to manufacture our Company’s products. For products manufactured in our Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for our Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Royalty Expense

We recognize royalty expenses in accordance with the terms of our license agreement with a celebrity product endorser.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $3,060 and $300 at September 30, 2015 and December 31, 2014, respectively. Bad debt expense totaled $508 and $89,268 for the three and nine months ended September 30, 2015, respectively. We recognized no bad debt expense for the three and nine months ended September 30, 2014.

Share Based Payments

We recognize equity–based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the accompanying statements of operations based on the fair values of the related payments. Such expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We account for share–based payments granted to non–employees by calculating the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Earnings per Share of Common Stock

We present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated by dividing the profit or loss attributable to our common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares (common stock equivalents or “CSE”). CSE totaling 4,767,720 on September 30, 2015 were not included in the computation of diluted earnings per share in 2015 because we had a net loss during the three and nine months ended September 30, 2015 and such inclusion would be anti-dilutive. There were no common stock equivalents outstanding at September 30, 2014.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We determined that as of December 31, 2014, no additional accrual for income taxes was necessary. The federal and state income tax returns of our Company are subject to examination by the IRS and state taxing authorities, generally for three years after filing.

Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements. Fair value represents the estimated amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

Recent Accounting Standards Updates

In July 2015, the FASB issued ASU No. 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory (“Topic 330”). Topic 330 requires measuring inventory at the lower of cost and net realizable value based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation (changed from the previous guidance of lower of cost or market). This update also clarified various other inventory measurement and disclosure requirements. The update does not apply to inventory measured using the LIFO or retail inventory methods. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively. Early application is permitted and our Company is currently evaluating the potential impact that adoption may have on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Our Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. Our Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$89,044	$52,045
Finished goods	61,852	58,908
Total Inventories	$150,896	$110,953

NOTE 4 – INTANGIBLE ASSETS

Licensee Agreement

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") under which we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland (“KI”) in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of our Company for up to an additional four years. In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”) of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. As of September 30, 2015, we have recognized approximately $83,500 in royalty fees applicable to Contract Year 1 of which $67,740 was recognized during the nine months ended September 30, 2015.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the KI brand. NuGene prepaid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. Accordingly, we are amortizing this initial Brand Participation Fee over the 14-month period of Contract Year 1. The net carrying value of the Brand Participation Fee at September 30, 2015 and December 31, 2014 was $75,000 and $300,000, respectively. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4.

SkinGuardian Intellectual Property

On March 17, 2015, BioPharma entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with an individual (“IP Seller”) to acquire all of the rights, title and interest in certain intellectual property connected with a product named SkinGuardian (“SGIP”). Upon the acquisition of the SGIP, our Company issued 150,000 shares of restricted common stock (net, as amended) to the IP Seller valued at $150,000.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
Software / website development	$8,219	$2,139
Equipment	108,333	35,698
Leasehold improvements	104,167	24,092
Property and equipment, gross	220,719	61,929
Accumulated depreciation	(27,208)	(1,255)
Property and equipment, net	$193,511	$60,674

Depreciation expense for the three and nine months ended September 30, 2015 was $12,065 and $25,953, respectively (none for the three and nine months ended September 30, 2014).

NOTE 6 – PROMISSORY NOTE PAYABLE

On September 25, 2015, we entered into a Securities Purchase Agreement and issued a 15% Promissory Note with the principal face value of $500,000 (the “Note”) to an accredited investor. Under the terms of the Note, all principal and related accrued interest outstanding are due and payable to the noteholder upon the earlier of: (i) September 25, 2016; or (ii) within ten business days after the consummation of an equity or convertible debt financing with aggregate gross proceeds of at least $1,000,000.

Borrowings made pursuant to the note payable bear interest at the rate of 15%, irrespective of whether paid at or prior to September 25, 2016.  If any amount payable pursuant to the note payable is not paid when due (without regard to any applicable grace periods as set forth in the Note), whether at stated maturity, by acceleration or otherwise, such overdue amount shall bear interest at the rate of 15% from the date of such non-payment until such amount is paid in full.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Company’s articles of incorporation authorize 25,000,000 shares of Preferred Stock with a par value of $0.0001. We designated 2,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible into common stock at a ratio of one to one. Additionally, as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of our Company’s Board of Directors. Finally, in all manners brought to a vote of the shareholders, the holders of the Series A Preferred Stock have three votes to every one vote of common stock. As of September 30, 2015 and December 31, 2014, there were 1,917,720 shares of Series A Preferred Stock outstanding which were issued to the founders of NuGene, Ali and Saeed Kharazmi. Ali and Saeed Kharazmi each own 50% of the outstanding Series A Preferred Stock and are our Company’s Chief Executive Officer and Chairman of the Board, respectively.

Common Stock

We have 100,000,000 shares of common stock authorized with a par value of $0.0001. On December 26, 2014, our Board of Directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board action, we delivered to each recipient of the stock dividend 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in these condensed consolidated financial statements give effect to the Stock Split as approved by our Board of Directors.

Merger Agreement

On December 29, 2014, we completed a merger (the “Merger”) whereby NuGene, Inc. became a wholly owned subsidiary of our Company.  In connection with the merger, we entered into a Business Transfer and Indemnity Agreement with our former Chief Executive Officer and Director providing for:

1.	The transfer of our jewelry business operations existing on the date of the Indemnity Agreement;
2.	The assumption by our former CEO of all liabilities of our Company and her indemnification holding our Company harmless for all liabilities arising at or before December 29, 2014;
3.	The payment of $350,000 in cash to our former CEO; and
4.	The surrender by our former CEO of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the "Indemnity Shares") of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been cancelled by our Company and are now included in our Company’s pool of authorized but unissued shares).

At the time of the Merger, all of the issued and outstanding shares of NuGene, Inc. were exchanged (after giving effect to the Stock Split), for 26,052,760 shares of our common stock and 1,917,720 our Series A Preferred Stock. On December 29, 2014, we completed the sale of 2,000,000 shares of our common stock to 18 purchasers (“Stock Placement”) for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of $375,000 of outstanding promissory notes. Prior to the Merger, NuGene, Inc. received proceeds totaling $1,333 in exchange for 4,000,000 shares of its common stock from five persons and issued 1,500,000 shares of common stock, valued at $500, to a consultant for services rendered during the last quarter of 2014.

On March 31, 2015, we entered into a stock purchase agreement with a shareholder of our Company (the “Buyer”) resulting in the issuance of 50,000 shares of common stock to the Buyer for proceeds of $50,000. Under the agreement, we extended to the Buyer an option to purchase an additional 60,000 shares of common stock at $1 per share within 45 days of the Closing. On May 8, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds of $60,000. On April 20, 2015, our Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 27,273 shares of common stock at $1.10 per share, resulting in total cash proceeds of $30,000. On June 2, 2015, our Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 100,000 shares of common stock at $2.00 per share, resulting in total cash proceeds of $200,000.

Common Stock

As of September 30, 2015, our Company had entered into Advisory Agreements with the five members of its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign-on shares vesting for a maximum of an 18-month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Stock based compensation related to these shares is recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Stock based compensation in connection with the Advisory Agreements for the three and nine months ended September 30, 2015 totaled $170,105 and $466,818, respectively, and is included in wages and professional fees in the accompanying condensed consolidated statement of operations.

On May 26, 2015, Donna Queen accepted a position on our Company’s Board of Directors. In addition to an annual cash stipend of $30,000, Ms. Queen was granted a total of 100,000 shares of our Company’s common stock vesting 25% on the third, sixth, ninth and twelfth month following the acceptance date of her position. Stock based compensation related to these shares is recognized over the service period in which the shares are earned and calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Stock based compensation in connection with Ms. Queen’s grant for the three and nine months ended September 30, 2015 totaled $68,042 and $96,993, respectively, and is included in wages and professional fees in the accompanying condensed consolidated statement of operations.

On February 3, 2015, we entered into a six-month consulting agreement with an investor relations firm. In addition to a $27,000 retainer, the consulting agreement (as amended) called for the vesting of 110,000 shares of our common stock over the six-month term, issuable upon the conclusion of the agreement. On August 17, 2015, we issued the 110,000 shares of common stock owed to the investor relations firm. Stock based compensation in connection with these shares was recognized over the service period in which the shares were earned. We recognized $56,333 and $167,093 of stock based compensation in connection with the consulting agreement during the three and nine months ended September 30, 2015, respectively.

On August 18, 2015, we issued 100,000 shares of our common stock to each of two consultants as compensation for financial services rendered. The common stock was valued at the closing price per share of our common stock, on the date of issuance, as quoted on the OTC Marketplace resulting in the recognition of $414,000 in stock based compensation for the three months ended September 30, 2015.

Common Stock Warrants

Our Company has issued warrants to purchase shares of our common stock to accredited investors and consultants as compensation for services rendered, as well as, in conjunction with the purchase of our common stock. A summary of the Company’s warrants activity and related information as of September 30, 2015 is provided below.

On August 14, 2015, we granted a five-year fully vested warrant to purchase up to 150,000 shares of our common stock to each of two consultants as compensation for financial services rendered. The warrants have a strike price of $2.00 per share and have a cashless exercise feature. The fair value of the warrants was estimated to be $372,246 using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 127%, risk-free interest rate 1.61%, and expected life of 5 years and is included in stock based compensation in the accompanying statement of operations.

On August 14, 2015, we granted a three-year fully vested warrant to purchase up to 50,000 shares of our common stock to a former consultant of our Company in satisfaction of amounts previously owed to him. The warrant has a strike price of $1.50 per share and has a cashless exercise feature. The fair value of the warrants was estimated to be $55,099 using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 127%, risk-free interest rate 1.61%, and expected life of 3 years and is included in stock based compensation in the accompanying statement of operations.

We have a warrant outstanding held by an investor to purchase up to 500,000 shares of our common stock at a price of $2.50 per share through December 26, 2020, exercisable beginning on December 26, 2015. Any shares acquired thereunder upon exercise may not be sold until June 26, 2016.

Stock Warrants as of September 30, 2015
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$1.50	50,000	2.87	50,000
$2.00	300,000	4.88	300,000
$2.50	500,000	5.25	-
	850,000		350,000

Common Stock Options

On August 14, 2015, we granted an option to purchase up to 1,000,000 shares of our common stock to each of two employees. The options have a strike price of $1.50 per share, have a term of five years from the date of grant, vest evenly over 24 months and have a cashless exercise feature. The fair value of these options was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 127%, risk-free interest rate 1.61% and expected life of 5 years. We recognized $159,402 of stock based compensation in connection with the vesting of the options during the three and nine months ended September 30, 2015.

NOTE 8 – RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and Chairman of the Board:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“AdvSP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, Inc.	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	September 30, 2015	December 31, 2014
AdvSP	$55,890	$45,000
MAK	-	40,084
CWM	34,000	-
Ali Kharazmi	13,619	37,000
Saeed Kharazmi	2,408	-
Accounts payable - related parties	$105,917	$122,084

The amount owed to AdvSP at September 30, 2015 of $55,890 relates to legal and administrative services provided by AdvSP employees to our Company. Prior to December 31, 2014, all managerial, legal and administrative services were provided to our Company by related parties, free of charge. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amounts owed to Ali Kharazmi and all amounts outstanding at December 31, 2014 represent advances that bore no interest and are due on demand or expense reimbursements incurred in the ordinary course of business. The amounts owed to Saeed Kharazmi at September 30, 2015 related to expense reimbursements incurred in the ordinary course of business.

For the three and nine months ending September 30, 2014, our Company recognized revenues from AdvSP in the amount of approximately $129,500 and $299,500, respectively. We have no revenues from AdvSP during the nine months ended September 30, 2015. Beginning on December 1, 2014, our Company sublet office space from AdvSP. Prior to December 1, 2014, our Company utilized corporate office space at AdvSP, free of charge. Messrs. Ali and Saeed Kharazmi, our CEO and our Acting CFO, respectively, have been foregoing salaries since NuGene, Inc. was incorporated in 2006.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a sub-lease of our corporate offices in Orange County, California, on December 1, 2014. The property consists of approximately 11,000 square feet of office, manufacturing and assembly space. After completing various leasehold improvements, we occupied the property in early March 2015. We currently sublease the property from AdvSP, an affiliate of our Company, for approximately $12,000 per month, consistent with the amount that is charged to AdvSP by the property owner. On February 5, 2015, AdvSP entered into a new five-year lease for the property beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease calls for a base rent of $9,968 per month plus payment of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year. Additionally, in conjunction with the new lease agreement, NuGene paid a commission to the real estate agent of $19,152. The commission was recorded in other long term assets in the accompanying condensed consolidated balance sheet and is being amortized over the life of the lease (remaining unamortized balance totaled $18,194 at September 30, 2015). On September 22, 2015, we amended the lease agreement to include an additional 4,496 square feet of space that had become available at the property. The amendment resulted in an increase in our base rent to $13,968 per month plus common area maintenance of approximately $2,764 per month, beginning January 1, 2016.

At September 30, 2015, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2015	$35,616
2016	193,285
2017	198,935
2018	204,585
2019	210,234
2020	106,530
Total	$949,185

Legal Proceedings

On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. We filed a response denying all claims and based on our review of the matter, we believe that the complaint is without merit. These proceedings are at an early stage of discovery and of motions and no assurance of outcome currently can be given.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on assertions made by NSE regarding the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. The Company is defending its registered marks and pending applications against these actions. NuGene and NSE are engaged in discussions to resolve this matter.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome (including any for the actions described above), whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

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

Unless otherwise noted, the terms "NGI", the "Company", "we", "us", and "our" refer to the ongoing business operations of NuGene International, Inc. and our wholly-owned subsidiaries, NuGene, Inc. and NuGene BioPharma, Inc., as well as, the past operations of NuGene, Inc. The terms “Bling Marketing, Inc.” or “Bling” refer to the operations of Bling Marketing, Inc. prior to December 29, 2014.

We were incorporated in the State of Nevada on October 30, 2013 under the name “Bling Marketing, Inc.”.  Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings and pendants (“BMI Business”).  We recognized a minimal amount of sales from operations prior to the three months ended September 30, 2014. During the three month ended September 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and as a result, recognized sales revenue of $22,025. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter ended September 30, 2014.

On December 26, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”) merged with NuGene. As a result, NuGene (the surviving entity) became our wholly owned subsidiary.  The transaction contemplated under the Merger Agreement is deemed to be a reverse merger. Under reverse merger accounting, our Company (the legal acquirer) is considered to have been acquired by NuGene. The assets, liabilities and operations of NuGene have been brought forward at their book value and no goodwill has been recognized.

In connection with the Merger Agreement, we entered into a Business Transfer and Indemnity Agreement dated December 29, 2014 (the “Indemnity Agreement”) with our former Chief Executive Officer and Director, Dena Kurland providing for:

1.	The transfer of our jewelry business operations existing on the date of the Indemnity Agreement (the “BMI Business”);
2.	The assumption by Ms. Kurland of all liabilities of our Company and the indemnification by Ms. Kurland holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
3.	The payment by NuGene to Ms. Kurland of $350,000 in cash; and
4.	The surrender by Ms. Kurland of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the "Indemnity Shares") of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been deemed cancelled by our Company).

Pursuant to the terms of the Merger Agreement, our Company issued 26,052,760 shares of Company common stock and 1,917,720 Company Series A Preferred Stock to the former NuGene, Inc. shareholders. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one. Additionally, as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of the board of directors as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding. Finally, the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, have for each share of Series A Preferred Stock owned, three times the number of votes permitted to each share of common stock.

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

On December 29, 2014, we completed the sale of 2,000,000 shares of our common stock to 18 purchasers (“Stock Placement”) for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of promissory notes in the principal amount of $375,000.

At the Closing Date subsequent to the transactions described above (and giving effect to the Stock Split), we had approximately 39,197,400 shares of common stock outstanding and 1,917,720 shares of Series A Preferred Stock outstanding. At the time of the merger, an outstanding warrant to acquire shares of NuGene Inc. was exchanged for a warrant of Bling Marketing Inc. The warrant on its issuance, after giving effect to the Stock Split, evidenced the right of the holder to acquire up to 500,000 shares of common stock of our Company. The warrant has a strike price of $2.50 per share and was not exercisable for 12 months (the "Initial Exercise Date"). Any shares acquired thereunder upon exercise thereafter cannot be sold for six months following the Initial Exercise Date.

On January 22, 2015 we were advised that the Financial Industry Regulatory Association had approved our (i) 15.04 to one Stock Split, (ii) name change from Bling Marketing Inc. to NuGene International, Inc., and (iii) change of trading symbol from BLMK to NUGN.

RESULTS OF OPERATIONS

Our results of operations for the three and nine months ended September 30, 2014 were minimal as we were still in the process of developing and refining our product offerings. Accordingly, the following discussion and analysis of the results of operations and financial condition of our Company is for the three and nine months ended September 30, 2015 and 2014, with an emphasis on our operations during the 2015 periods. Such analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, as well as those Risk Factors set out in Part II, Item 1A below. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

For the three months ended September 30, 2015 (“Q3 2015”) as compared to the three months ended September 30, 2014 (“Q3 2014”)

	Three Months Ended September 30,
	2015		2014
	$	% of Revenues	$	% of Revenues

Revenues	$520,731	100%	$214,185	100%
Cost of goods sold	150,411	29%	80,076	37%
Gross margin	370,320	71%	134,109	63%

Operating expenses:
Wages and professional fees	1,799,770	346%	81,363	17%
Research and development	98,324	19%	7,355	2%
General and administrative	499,240	96%	33,885	7%
Total operating expenses	2,397,333	460%	122,603	57%

Income (loss) from operations	(2,027,013)	(389)%	11,506	5%

Other expense
Interest expense	75,000	14%	-	-%

Total other expense	75,000	14%	-	-%
Net income (loss)	$(2,102,013)	(404)%	$11,506	5%

Sales.

Sales generated during the three months ended September 30, 2015 totaling $520,731 resulted primarily from the sale of our cosmeceutical products to wholesale distributors, including 48% and 19% of our revenues to two customers. These customers purchase products from us on a purchase order basis on standard terms but future product sales will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of either of these two customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do not have long-term purchase commitments from our customers.

Earlier in 2015, we began exploring other avenues of distribution for our NuGene Line and began developing a dedicated sales force during Q2 2015. We have also recently hired a new Senior Vice President of Sales and Marketing. We envision an expansion of distribution channels that we will attempt to exploit in order to sell our products. Revenue from sales during Q3 2014 totaled $214,185 and consisted primarily of sales to an affiliated entity, AdvSP, totaling $129,500. Revenues from AdvSP resulted from our providing plasma rich platelet and stem cell injections for orthopedic and plastic surgery procedures to AdvSP. We have recognized no such revenues from AdvSP during 2015.

Cost of Goods Sold.

Cost of goods sold during the three months ended September 30, 2015 totaled $150,411 and represented 29% of sales. These costs consisted primarily of the cost of raw materials, product packaging, and direct labor used in the manufacture of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during Q2 2014 totaled $80,076, or 37% of sales and related primarily to direct labor and the cost of raw materials.

Wages and Professional Fees.

Wages and professional fees during the three months ended September 30, 2015 totaled $1,799,770 and consisted primarily of wages ($220,000), legal expenses ($118,000), advisory board fees ($53,000), investor and public relations ($58,000), general business consulting ($45,000) and stock based compensation ($1,306,000). Salaries and wages during the just completed quarter increased nearly 90% in comparison to Q2 2015 due primarily to the addition of marketing, finance, manufacturing, sales and administrative personnel as well as large grants of stock based compensation to employees and consultants. Stock based compensation grew substantially in Q3 2015 due to the issuance of stock options to purchase up to 2,000,000 shares of our common stock to two key employees and warrants to purchase up to 350,000 shares of our common stock to consultants. We also made grants of shares of our common stock to consultants, advisory board members and members of our Board of Directors. Wages and professional fees during Q3 2014 consisted primarily of business development consulting fees. We anticipate that our wages and professional fees will continue to grow as we expand our Company’s operations.

Research and Development.

Research and development costs totaled $98,324 for the three months ended September 30, 2015 and related primarily to: 1) the fees associated with the testing of our products; 2) the preparation of reports validating testing; 3) the development of new products within the NuGene Line; and 4) the further development of our BioPharma line of business. We expect that our research and development costs will continue to increase.

General and Administrative Costs.

General and administrative costs for the three months ended September 30, 2015 consisted largely of: 1) $75,000 in amortized brand participation fees; 2) corporate costs associated with our being a publicly traded company ($32,000); and 3) marketing costs ($179,000). We also incurred insurance expense ($41,000), trade show related costs ($24,000), rent of our corporate offices ($38,000), as well as office and laboratory supplies, travel and entertainment costs and general operating expenses. We expect our operating expenses to continue to increase with the overall growth of our Company, the continued development of our products, the expansion of our marketing efforts and the additional costs of being a publicly traded company.

Net Loss.

We reported a net loss of $2,102,013 during Q3 2015 and net income of $11,506 during Q3 2014.

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015		2014
	$	% of Revenues	$	% of Revenues

Revenues	$1,538,453	100%	$480,104	100%
Cost of goods sold	443,943	29%	130,165	27%
Gross margin	1,094,510	71%	349,939	73%

Operating expenses:
Wages and professional fees	2,857,968	186%	234,722	49%
Research and development	171,527	11%	19,105	4%
General and administrative	1,102,990	72%	47,794	10%
Total operating expenses	4,132,485	269%	301,622	63%

Income (loss) from operations	(3,037,975)	(197)%	48,317	10%

Other expense
Interest expense	76,443	5%	-	-%

Total other expense	76,443	5%	-	-%

Net income (loss)	$(3,114,418)	(202)%	$48,317	10%

Sales.

Sales revenues generated during the nine months ended September 30, 2015 totaling $1,538,453 resulted primarily from the sales of our cosmeceutical products to distributors and online marketers. Sales recognized during the nine months ended September 30, 2014 totaled $480,104 and consisted primarily of sales to AdvSP, totaling $299,500.

Cost of Goods Sold.

Cost of goods sold during the nine months ended September 30, 2015 of $443,942 represented 29% of sales. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during the nine months ended September 30, 2014 totaled $130,165 or 27% of sales and related primarily to direct labor and the cost of raw materials.

Wages and Professional Fees.

Wages and professional fees during the nine months ended September 30, 2015 consisted primarily of wages ($346,000), legal expenses ($204,000), advisory board fees ($128,000), accounting and auditing fees ($62,000), investor and public relations ($124,000), general business consulting ($83,000) and stock based compensation ($1,731,654). Wages during the nine months ended September 30, 2015 increased significantly over the corresponding period in 2014 with the addition of marketing, finance, manufacturing, sales and administrative personnel. Salaries and wages during the 2015 increased in comparison to 2014 due primarily to the addition of marketing, finance, manufacturing, sales and administrative personnel. Stock based compensation grew substantially in 2015 due to the issuance of stock options to purchase up to 2,000,000 shares of our common stock to two key employees and warrants to purchase up to 350,000 shares of our common stock to consultants. We also made grants of shares of our common stock to consultants, advisory board members and members of our Board of Directors. Wages and professional fees during Q3 2014 consisted primarily of business development consulting fees. We anticipate that our wages and professional fees will continue to grow as we expand our Company’s operations.

Research and Development.

Research and development costs relate primarily to: 1) the fees associated with the testing of our products; 2) the preparation of reports validating testing; 3) the development of new products within the NuGene Line; and 4) the further development of our BioPharma line of business. We expect that our research and development costs will continue to increase.

General and Administrative Costs.

General and administrative costs consist largely of the recognition of the kiWW Brand Participation Fee ($225,000), corporate costs associated with our being a publicly traded company ($71,000), the rent of our corporate offices ($112,000), insurance expense ($89,000), office and laboratory supplies, travel and entertainment costs and general operating expenses. We expect our operating expenses will continue to increase with the overall growth of our Company, the continued development of new products, the expansion of our marketing efforts and the additional costs of being a publicly traded company.

Net Loss.

During the nine months ended September 30, 2015, we reported a net loss of $3,114,415 and during the nine months ended September 30, 2014, we reported net income of $48,317. As discussed above, the net loss during the nine months ended September 30, 2015 includes non-cash expenses totaling $1,731,654 relating to stock based compensation over the current contract period. We anticipate continuing to incur net losses as we build new sales channels for our products prior to the realization of significant sales and gross margin from such efforts.

Related Party Transactions

During the year ended December 31, 2014, 66% of our revenues were received from AdvSP, an affiliated company. We believe that revenues generated through AdvSP were contracted at rates that would have been charged to a non-affiliated company. As we continue to grow our cosmeceutical product line, we have minimized the operations associated with AdvSP and have recognized no revenues associated with the AdvSP products during the nine months ended September 30, 2015.

AdvSP also provided our Company with office space, free of charge, through November 30, 2014. We have since sublet a property from AdvSP encompassing 11,000 square feet of office, manufacturing and assembly space. The lease expires on May 31, 2020 and currently calls for a base rent of $9,968 per month plus payments of approximately $2,000 per month for common area maintenance. The lease includes annual increases in the monthly lease payments of approximately 3% each year. On September 22, 2015, we amended the lease agreement to include an additional 4,496 square feet of space that had become available at the property. The amendment resulted in an increase in our base rent to $13,968 per month plus common area maintenance of approximately $2,764 per month beginning January 1, 2016. Our CEO, M. Ali Kharazmi, has personally guaranteed the payment of the lease between AdvSP and the landlord.

During the nine months ended September 30, 2015, our Company utilized employees of AdvSP for legal and administrative services. Management estimated the time associated with the services provided and accrued approximately $56,000 at September 30, 2015. We intend to pay AdvSP these amounts once we begin generating sales that are able to support our operations.

During December 2014, AdvSP provided NuGene a $45,000, interest free, short-term loan to cover operating expenses. NuGene repaid the loan during January 2015.

During August 2015, the Center for Weight Management and Plastic Surgery, Inc. (“CWM”), a company affiliated with NuGene, provided services totaling $34,000 to NuGene consultants as compensation for advertising and marketing services provided to NuGene. Such amounts remained a liability at September 30, 2015.

Mr. Ali Kharazmi has purchased equipment and paid for various expenses on behalf of NuGene. As of September 30, 2015 and December 31, 2014, our Company owed Mr. Kharazmi approximately $13,000 and $37,000, respectively, related to such payments.

Dr. Saeed Kharazmi has incurred various business expenses on behalf of NuGene. As of September 30, 2015, our Company owed Dr. Kharazmi approximately $2,400 in expense reimbursements.

Messrs. Ali and Saeed Kharazmi, our CEO and our Chairman of the Board, respectively, have been foregoing salaries since our Company was incorporated in 2006.

Liquidity and Capital Resources.

We had cash and cash equivalents of $349,754 and $1,344,737 as of September 30, 2015 and December 31, 2014, respectively and working capital of $93,918 and $1,294,214 as of September 30, 2015 and December 31, 2014, respectively. On December 29, 2014, we completed the sale of 2,000,000 shares of our common stock in a private placement resulting in gross proceeds of $2,000,000. The decrease in cash and cash equivalents and working capital since December 31, 2014 relates to the expansion of our business activities and results of operations of our Company as more fully discussed below.

During the nine months ended September 30, 2015, we had a net loss of $3,114,418 or $1,341,225 net of non-cash expenses relating to stock based compensation totaling $1,731,658, depreciation of $25,953 and bad debt expense of $15,582. We reported net cash used in operating activities of $1,662,977 for the same period which was primarily due to an increase in accounts receivable, the prepayment of various contracts, security deposits, and deposits on packaging and the recognition of deferred revenue, offset by the increase in our balances of accounts payable and accrued liabilities.

Cash outflows from investing activities during the nine months ended September 30, 2015 totaled $172,006 and consisted primarily of the acquisition of laboratory equipment to support the manufacturing of our product as well as leasehold improvements and office furniture at our new corporate offices. Additionally, we paid deposits totaling $13,216 during the period related to our new office space.

Cash inflows from financing activities during the nine months ended September 30, 2015 totaled $840,000 and included the sale of 237,273 shares of our Company’s common stock at prices ranging from $1.00 to $2.00 per share resulting in $340,000 of cash proceeds and the issuance of a promissory note payable resulting in proceeds of $500,000.

Since inception through December 31, 2014, we paid only nominal salaries, rent, insurance, legal and other expenses as many of these services were provided free of charge by related parties. Our two founders have not received salaries since the formation of NuGene and no salaries have been accrued on their behalf. Additionally, we elected in December 2006 to be treated as a "sub-chapter S corporation." Under the Internal Revenue Code we paid no federal taxes and generally paid a state of California income tax of about 1.5% of taxable income. We terminated our sub-chapter S election in December 2014 and accordingly are now subject to taxation as a C corporation. We expect that going forward, we will incur significant additional expenses, including salaries, rent, insurance, investor relations, marketing, legal and accounting fees, corporate fees associated with being a publicly traded company and other expenses in order to carry out our business plan. During the nine months ended September 30, 2015, we expended a significant amount of cash. We expect such expenditures to continue in the future as we expand our product line and market presence. During the nine months ended September 30, 2015, we experienced significant sales growth when compared to prior periods. However, we cannot be sure that our revenues from product sales will continue to grow or support our anticipated growth of related expenses. Accordingly, we will need to raise additional capital through equity and/or debt financing in order to fund our operations going forward. No assurance can be given that we will be successful in raising the required additional capital or that such capital will be available at terms agreeable to our Company or at all.

On September 25, 2015, we entered into a Securities Purchase Agreement (the “SPA”). In connection with the SPA, we issued a 15% promissory note with the principal face value of $500,000 (the “Note”). All principal and related accrued interest outstanding under the Note are due and payable upon the earlier of: (i) September 25, 2016; or (ii) within ten business days after the consummation of an equity, or convertible debt financing, in one or more series of transactions with aggregate gross proceeds of at least $1,000,000. Borrowings made pursuant to the note payable bear interest at the rate of 15% of principal, irrespective of whether paid at or prior to September 25, 2016.  If any amount payable pursuant to the note payable is not paid when due (without regard to any applicable grace periods as set forth in the Note), whether at stated maturity, by acceleration or otherwise, such overdue amount shall bear interest at the rate of 15% per annum from the date of such non-payment until such amount is paid in full. Proceeds from the Note have been used for the general working capital needs of our Company.

On June 2, 2015, our Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 100,000 shares of common stock at $2.00 per share, resulting in cash proceeds totaling $200,000. On April 20, 2015, our Company entered into a stock purchase agreement with an unaffiliated accredited investor for the sale of 27,273 shares of common stock at $1.10 per share, resulting in total cash proceeds of $30,000. On March 31, 2015 (the “Closing”), we entered into a stock purchase agreement with a current shareholder of our Company (the “Buyer”) resulting in the issuance of 50,000 shares of common stock to the shareholder for proceeds of $50,000. The Buyer had the option to purchase an additional 60,000 shares of common stock at $1 per share within 45 days of the Closing. On May 8, 2015, the Buyer exercised his option to purchase the remaining shares under the stock purchase agreement and accordingly, we issued the Buyer an additional 60,000 shares of our common stock for cash proceeds totaling $60,000.

During the fourth quarter of 2014, we issued three convertible promissory notes totaling $375,000. Proceeds from the notes were used primarily to purchase a license with kathy ireland Worldwide, Inc. From the sale of shares that closed on December 29, 2014, we completed $2,000,000 funding (noted previously) that included proceeds of: (i) $1,625,000 of cash; and (ii) the conversion of the $375,000 in notes payable.

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

Not applicable.

ITEM 4:     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company's management, including our Company's Chief Executive Officer ("CEO") and our Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of our Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Company's CEO and Acting CFO concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2015 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and personnel resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. We filed a response denying all claims and based on our review of the matter, we believe that the complaint is without merit. These proceedings are at an early stage of discovery and of motions and no assurance of outcome currently can be given.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. The Company is defending its registered marks and pending applications against these actions. NuGene and NSE are engaged in discussions to resolve this matter.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome (including any for the actions described above), whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

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

ITEM 1A:   RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report before making an investment decision. Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the market value of our stock could decline substantially and you could lose part or all of your investment.

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

We believe that market acceptance of our products will depend on many factors including:

•	The perceived advantages of our products over competing products;
•	The effectiveness of our sales and marketing efforts;
•	The convenience and ease of administration of our products;
•	The safety and efficacy of our products and the prevalence and severity of any possible adverse side effects;
•	The availability and success of alternative treatments;
•	Our product pricing and cost effectiveness;
•	Publicity concerning our products, product candidates or competitive products;
•	Whether or not patients routinely use our products, refill prescriptions and purchase additional product, and
•	Our ability to respond to changes in physician and patient preferences for the treatment of dermatological conditions and the improvement of the appearance of skin.

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

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates we may acquire or license in the future that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	Pharmaceutical product candidates may fail to receive regulatory approvals required to bring the products to market;
•	Manufacturing costs or other factors may make our pharmaceutical and cosmeceutical product candidates uneconomical;
•	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being commercialized;
•	Success of pharmaceutical product candidates in nonclinical and early clinical studies does not ensure that later stage clinical trials will be successful;
•	The length of time necessary to complete clinical trials and to submit an application for marketing approval of pharmaceutical product candidates for a final decision by a regulatory authority varies significantly and may be difficult to predict; and
•	Developing pharmaceutical and cosmeceutical product candidates is very expensive and will have a significant impact on our operating expenses.

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

During the nine months ended September 30, 2015, the majority of our revenues were derived from two wholesale distributors. The loss of the distributors could have a material negative effect on our financial condition.

During the nine months ended September 30, 2015, we derived 45% and 21% of our sales from two wholesale distributors. These two distributors purchase products from us on a purchase order basis on negotiated terms of payment. The distributors are under no obligation to continue to purchase our products. The loss of either of the distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors. We are actively seeking to expand our distributor base in order to reduce the impact the loss of any one distributor would have on our Company, however we can give no assurance that we will be successful in doing so.

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

If our competitors develop and market products faster than we do or if the products of our competitors are considered more desirable than ours, revenues of our existing or new products may be adversely affected.

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

Other competitors may invest significant amounts in marketing their products, including through television and other direct-to-consumer methods.

It is possible that our competitors may be able to reduce their cost of production so that they can aggressively price their products and secure a greater market share. Our competitors may also be able to attract and retain qualified personnel and to secure capital resources. Any of these events could adversely affect our ability to compete and our results of operations could suffer.

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

Skin irritation is a reported side effect of cosmeceutical products. Although these side effects generally are not severe, they may limit the use of our products, particularly if physicians or patients perceive the risks to outweigh the benefits or the side effects of competitive products to be less significant. If more severe side effects associated with any of our cosmeceutical products were to be reported or observed, we could be required to suspend our marketing of the products, conduct additional safety tests and potentially cease the sale of the products. In addition, we face the potential for product liability claims from any patients who experience side effects, whether or not any action is taken by a regulatory authority.

Undesirable side effects caused by our product candidates could interrupt, delay or halt our development programs, including clinical trials, and could result in the denial of any required regulatory approval by the FDA or other regulatory authorities.

We may face liability and indemnity claims that could result in unexpected costs and damage to our reputation.

Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our cosmeceutical products. Plaintiffs in the past have received substantial damage awards against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Although we currently maintain product liability insurance, there is no guarantee that any claims brought against us would be within our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Also, it may be necessary for us to recall products that do not meet approved specifications, which would result in adverse publicity, potentially significant costs in connection with the recall and a loss of revenues. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim resulted in adverse publicity or damage awards outside or in excess of our insurance policy limits.

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

FINANCIAL RISKS

Our financial statements have been prepared assuming that our Company will continue as a going conern.

The factors described elsewhere herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. To date we have incurred significant cash losses which have materially impaired our liquidity and working capital. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We have a limited operating history and investors will have no ability to gauge market acceptance for our products or the ability of management to execute on our business plan.

We are an early-stage company with a limited operating history and limited revenues derived from our operations. We began commercial sales of our cosmeceutical products in March 2014 and sales from the NuGene Line represent less than 40% of our total sales during 2014. Our operations to date have been primarily focused on our formation, the hiring of our management team, acquiring, licensing and developing our technology and products, building and expanding our sales force, marketing department and investor relations and commencing the commercial launch of our products.

It is difficult to predict future performance and our success is dependent upon a number of factors over which we have limited control. As a result, it is difficult to predict our quarterly financial results and they are likely to fluctuate significantly. We are a relatively new company with a limited operating history and our sales prospects are uncertain. In particular, we began selling our cosmeceuticals in March 2014. We also have relatively limited experience selling our other products. Accordingly, we cannot predict with any certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	Demand and pricing for our products, including any change in wholesaler purchasing patterns for our products;
•	Physician and patient acceptance of our products;
•	Timing of new product offerings, acquisitions, licenses or other significant events by us, our partners or our competitors;
•	Regulatory approvals and legislative changes affecting our cosmeceutical products;
•	Any interruption in the manufacturing or distribution of our products, including events affecting our third-party suppliers and any failure to comply with manufacturing specifications;

•	Changes in treatment practices of physicians or other providers that currently recommend our products;
•	Significant product returns and rebates;
•	Implementation of new or revised accounting or tax rules or policies; and
•	The effect of competing technological and market developments.

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

Because we have had only minimal operations during the past two years, we are subject to all of the risks and uncertainties normally associated with an early stage business, including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees, and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements. As an early stage company, we expect to incur operating losses until, if ever, we successfully release and market a line of products that will generate enough revenues to become profitable or thereafter maintain profitability. There is no assurance that we will be able to validate and market products that will generate enough revenues for us to become profitable or thereafter maintain profitability. As a result, our Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We have had operating losses since inception and expect to continue to incur net losses for the near term.

As of September 30, 2015, we had an accumulated deficit of approximately $4,464,000 and we have reported a net loss of approximately $3,114,000 for the nine months ended September 30, 2015. Our working capital as of that date amounted to approximately $94,000 and was not adequate to sustain our operations. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term and we may not be able to sustain operations at current levels.

We need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which materially may dilute your investment.

To attain profitability, we must increase our revenues and manage our product, operating and administrative expenses, as to which we can give no assurance. Because we have been to date unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we currently must raise additional funds to continue our operations. We do not have any arrangements in place for additional funds and no assurance can be given that those funds will become available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in obtaining additional funds on commercially reasonable terms or at all, and thereafter in achieving profitability, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Should we be able to obtain additional financing and thereafter be successful in growing our revenues according to our operating plans, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our growth strategy will require further substantial capital and effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure, liquidity and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth, critical shortages of cash and a failure to achieve or sustain profitability.

We will not pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.

We currently intend to retain future earnings (if any) to support the development and expansion of our business and will not pay cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. The trading market for our shares has been volatile and holders of our securities (which are highly speculative) may experience fluctuations and losses.

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

We currently need to raise additional funds to continue our operations and still pursue our growth strategy and if we are unable to raise that capital, we will need to curtail or even to cease operations.

Our current cash and cash equivalents are insufficient to fund our operations through 2015. We need to raise additional funds to finance our operations and to fund product development programs, sales and marketing initiatives for our current products. Factors affecting our product development expenses include, but are not limited to:

•	The number of our products in early-stage development ;
•	Our licensing or other partnership activities, including the timing and amount of related development funding, licensee fees or milestone payments;
•	The number and outcome of clinical trials conducted by us and/or our collaborators; and
•	Our future levels of revenue.

We expect to satisfy our future cash needs through private equity offerings, debt financings or collaboration, licensing and other similar arrangements. Additional funding may not be available to us on acceptable terms, or at all, and without that funding we may not be able to continue operations through 2015. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted.

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

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and Chief Executive Officer. Accordingly, our principal stockholders together with our directors, Chief Executive Officer and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We have incurred increased costs as a result of being a public company.

In reviewing the past operations of NuGene and future prospects, investors should recognize that we have incurred and will continue to incur significant legal, accounting and other expenses that NuGene did not incur as a private company, particularly if we are no longer an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the U.S. Securities and Exchange Commission, or SEC, and the Nasdaq markets regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we may be required to adopt new internal controls and disclosure controls and procedures as well as incurring additional expenses associated with our SEC reporting requirements.

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

The market price for our shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the markets we serve, press releases announcing developments, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock.

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

Security analysts of major brokerage firms are unlikely to provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop or be maintained for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

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

Our SkinGuardian product as marketed under the TFM on First Aid Antiseptics (FR.56, No. 140 (1991)) is permitted to be manufactured, labeled, packaged and distributed without further FDA approval or review. Any alterations to the current formula, such as through the addition of a new active ingredient like stem cell medium, must continue to comply with the TFM or we must file a New Drug Application. Compliance with the TFM means adherence to active ingredient restrictions, Generally Recognized as Safe and Effective (“GRASE”) status of inactive ingredients, and labeling requirements. As of the date of this quarterly report, the FDA has not classified stem cell media as an active ingredient. Accordingly, we intend to add our stem cell media to the SkinGuardian product and market the formula under the TFM. The FDA may question the addition of the stem cell media to the SkinGuardian product if it is considered an inactive ingredient. Should such question arise, the FDA may rule that the stem cell media is in fact an active ingredient and require us to substantiate that the formulae remains in compliance with the TFM or file a New Drug Application. Such a ruling may result in additional costs to our Company to determine such compliance and the cessation of production, marketing and sale of any developed or future product until that time in which we are in compliance with the TFM.

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

Our manufacturers must comply with U.S. regulations and corresponding foreign standards, including the FDA’s current Good Manufacturing Practice regulations for drug manufacturing and processing, or cGMPs, applicable to the manufacturing processes related to prescription products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. We will have limited control over the FDA compliance of our third-party manufacturers. If any of our manufacturers fail to meet or are found to be non-compliant with the cGMPs or any other FDA requirements or similar regulatory requirements outside of the U.S., obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption in the manufacturing of one or more of our products as a result of non-compliance could adversely affect our product inventories and supply of products available for sale which could reduce our sales, margins and market share, as well as harm our overall business and financial results. Additionally, the Federal Drug and Cosmetic Act (“FDCA”) may hold labelers/specification developers (brands selling a product) criminally and civilly liable for the violations, acts, and omission of their manufacturers.

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2015, we granted an option to purchase up to 1,000,000 shares of our common stock to each of two employees. The options have a strike price of $1.50 per share, have a term of five years from the date of grant, vest evenly over 24 months and have a cashless exercise feature.

On August 14, 2015, we granted a warrant to purchase up to 150,000 shares of our common stock to each of two consultants. The warrants have a strike price of $2.00 per share, have a term of five years from the date of grant, were vested entirely on the grant date and have a cashless exercise feature. Additionally we issued 100,000 shares of our common stock to each of these two consultants. The grants of warrants and issuances of our common stock were issued in consideration of consulting contracts between our Company and the two consultants.

On August 14, 2015, we granted a warrant to purchase up to 50,000 shares of our common stock to a former consultant of our Company in satisfaction of consideration previously owed to him. The warrant has a strike price of $1.50 per share, a term of three years from the date of grant and were vested entirely on the date of the grant.

On August 17, 2015, we issued 110,000 shares of common stock owed to an investor relations firm for services rendered. The common stock was valued at the average closing price per share of our common stock, as quoted on the OTC Marketplace, over the period of which the services were rendered, resulting in $167,093 of stock based compensation expense recognized during the nine months ended September 30, 2015.

On August 18, 2015, we issued 100,000 shares of our common stock to each of two consultants as compensation for financial services rendered. The common stock was valued at the closing price per share of our common stock, on the date of issuance, as quoted on the OTC Marketplace resulting in the recognition of $414,000 in stock based compensation expense for the nine months ended September 30, 2015.

We believe that the above issuances are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated December 26, 2014, among our Company, NG Acquisition, Inc. and NuGene Inc. (1)
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. (1)
4.1	Certificate of Designation of Series A Preferred Stock. (1)
10.1	Form of Lock Up Agreement-NuGene Shareholders(1)
10.2	Form of Lock Up/Leak Out Agreement— Stock Placement Investors(1)
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc. (1)
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc. (1)
10.5	Form of Convertible Promissory Note. (1)
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. (1)
10.7	Form of Stock Purchase Agreement (April 2015) (3)
10.8	Offer Letter to join Board of Directors between NuGene International, Inc. and Donna Queen(4)
21.1	List of subsidiaries of the Registrant. (2)
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herein.
(1)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.

(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.
(4)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on May 29, 2015.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc.
(Registrant)

Date: November 12, 2015	By:	/s/ ALI KHARAZMI
Ali Kharazmi
Chief Executive Officer

Date: November 12, 2015	By:	/s/ SAEED KHARAZMI
Saeed Kharazmi, M.D.
Acting Chief Financial Officer

