Form 10-K
period 2015-12-31
NuGene International, Inc.
filed 2016-03-30
CIK 1593549

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

The outstanding number of shares of common stock as of March 28, 2016 was: 39,924,673

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including (but not limited to) "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking statements. Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following are forward looking statements:

•	future financial and operating results;
•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;
•	the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;
•	our ability to continue as a going concern in the face of limited current sales, material negative stockholders’ equity and working capital;
•	the ability to manage our considerable short term debt;
•	expectations concerning market acceptance of our products;
•	current and future economic and political conditions;
•	overall industry and market trends;
•	the outcome of existing litigation described under “Legal Proceedings” below and other filings which we make with the Commission;
•	management’s goals and plans for future operations; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

Unless otherwise noted, the terms "Company", "we", "us", and "our" refer to the ongoing business operations of NuGene International, Inc. and our wholly-owned subsidiaries, NuGene, Inc., NuGene BioPharma, Inc., The Aesthetics Group, Inc. as well as, the past operations of NuGene, Inc. The terms “Bling Marketing, Inc.” or “Bling” refer to the operations of Bling Marketing, Inc. prior to December 29, 2014.

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

ORGANIZATIONAL HISTORY

We were incorporated in the State of Nevada on October 30, 2013 under the name “Bling Marketing, Inc.”  Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings and pendants (“BMI Business”).  We recognized a minimal amount of sales from operations prior to the three months ended September 30, 2014. During the three months ended September 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and as a result, recognized sales revenue of $22,025. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter ended September 30, 2014.

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

NUGENE HISTORY AND BUSINESS

NuGene was incorporated in California in December 2006 and formed and funded by our founders, Ali Kharazmi and Mohammed Kharazmi, M.D. The initial focus of the NuGene was to develop and market customized skin care products. As part of that focus, NuGene sought to leverage the working relationships developed by our founders with the plastic surgery community. NuGene directed significant time and resources on developing anti-aging and scar treatment/reduction products.

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

In 2012 we completed our initial line of cosmeceutical products based on these adipose derived stem cells. We branded this advanced skin care line solely under the NuGene name (the “NuGene Line”). We were able to eliminate the unpleasant odor associated with stem cells by adding a fragrance with a very low incidence of allergic reaction. The packaging of this new product line bears no resemblance to the prior GIAA Line. We also manufactured the NuGene Line ourselves at a small laboratory facility that we leased from an affiliated entity owned by one of our founders. Throughout 2013, we continued to expand the product offerings of the NuGene Line. The Company focused its stem cell work in the surgical arena and orthopedic regeneration. These services were delivered to one client, which was an affiliated entity. Sales of the NuGene Line were limited as we were in an initial rollout and branding phase.

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products, we sought to develop our marketing plan and distribution channels. By the end of 2014, we had wholesalers distributing products from the NuGene Line to medical offices and medical spas throughout the United States. In addition to the NuGene Line, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our CEO and Chairman of the Board, Messrs. Ali and Mohammed Kharazmi, respectively. Revenues generated from AdvSP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these products and services to AdvSP as we transitioned into the commercialization of our cosmeceutical product lines. We had no such product sales nor provided services to AdvSP subsequent to the Merger Agreement in December 2014.

The Company currently is principally engaged in marketing its NuGene Line of products. We will need to seek substantial additional funding to remain a going concern, maintain operations and to activate our business plan. Without adequate funding to support our operations for at least the next 12 months, our ability to expend funds on advertising, retain channels of distribution, retain supplier relationships, build inventory and recruit experienced sales personnel cannot be assured. Additionally, we were unsuccessful in several attempts to raise capital during 2015 and early 2016 and these failures have put our Company under significant financial strain. We continue to attempt to procure new sources of funding, whether from the issuance of debt or shares of our common stock or a combination of both. Even if we are able to obtain such additional funding, no assurance can be given that the amounts of funding we might secure will prove to be adequate or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any additional financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be unable to manage our existing outstanding debt, and may be required to significantly curtail or even discontinue our operations.

Overview

“Cosmeceuticals” refer to the combinations of cosmetics and pharmaceuticals that may offer medicinal or drug-like benefits. The term is more of a marketing term rather than a legal term, with the cosmetics industry having adopted the term in the late 1990’s. The US Food and Drug Administration (the “FDA”) does not recognize the term. While drugs are subject to a review and approval process by the FDA, cosmetics and cosmeceuticals are not subject to the same stringent regulatory regime and scrutiny. As such, if a product has drug properties, it must be approved as a drug. However, cosmeceuticals are not subject to this review and approval process.

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

Strategy

In our view, age-defying products represent (and will continue to represent) a significant portion of the facial skincare market. In key markets, we believe that the facial skincare market is positioned for significant growth with limited downside risks from the overall condition of the economy. In order to make claims that products can diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients. The category of skincare products based on biotechnology such as human stem cell is in our view just beginning to be developed, and therefore we expect that it has significant growth potential. Our goal is to leverage our knowledge in human adult stem cell technology to develop and commercialize advanced anti-aging skincare products for the retail and professional channels. We intend to develop, manufacture, and market cosmetic skin care and hair products to address this significant market opportunity.

Our business plan entails having our NuGene Line of products continue to be sold domestically and internationally through professional channels, including dermatologists, plastic surgeons, medical offices, and day and resort spas. We also expect to directly market our product through television sales-dedicated channels. We plan to promote brand awareness through advertising, our own sales personnel, other marketing and public relations. We will also partially rely upon the name recognition of Kathy Ireland secured under the License Agreement discussed below. We propose to further expand our sales efforts through our branded website (www.nugene.com) and additional online commerce channels.

In addition to our product enhancement and marketing activities, our success will also depend on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others. If we are judicially determined to have infringed such rights, we may :

•	incur significant costs of defense;
•	be ordered to pay damages;
•	become obligated to alter our services, products or processes;
•	be required to obtain licenses for products or process at additional cost; or
•	cease certain marketing activities.

Our Products

All of our products listed below have been formulated, fully developed and are currently being marketed. We have formulated and are testing other products which we expect to introduce (financial resources permitting) once product testing and marketing materials are completed. None of our products are licensed from third parties.

NuGene Skincare Products

•	Universal Cream: Our moisturizer works to smooth fine lines and wrinkles, improve aging skin tone and texture, increase collagen production, and reduce puffiness and dark circles—without any heaviness or oiliness.
•	Universal Serum: Formulated with multiple human growth factors, polypeptides, vitamins, minerals and amino acids, our signature serum encourages skin’s natural production of collagen and elastin while boosting other vital matrix protein syntheses, enabling it to repair and prevent environmental damage, improve texture and thickness, and restore skin’s natural luminosity.
•	Eye Serum: Designed to prevent and correct wrinkles, fine lines, puffiness, dryness and dark circles, this innovative product relies on our cutting-edge stem cell technology, along with multiple growth factors and other nourishing ingredients, to help reverse skin damage, minimize the appearance of future signs of aging, and restore youthful luminosity around the eyes, fostering skin that looks younger, smoother and fresher.
•	Light & Bright Gel: This potent product works to break down excess melanin in the skin without any of the harsh ingredients typically found in brightening products. And, in addition to quickly reducing the look of dark spots and excess pigmentation, it works to increase overall radiance, restoring a youthful glow.
•	Face Wash: As an anti-aging cleanser, our Face Wash is formulated with a unique blend of multiple growth factors, cytokines and rich pentapeptide complexes. NuGene’s Face Wash minimizes the visibility of pores and softens imperfections while the natural cleansing agents gently wash away dirt, oil, and makeup leaving the skin refreshed, smooth, clean and hydrated.

Hair care Products

•	Regenerative Shampoo: Rich in growth factors, polypeptide complexes and vitamins, this product has been formulated to rejuvenate the hair and scalp. In addition to increasing hydration, vibrancy and shine, it works to protect hair from environmental assault, preventing and correcting breakage, thinning and split ends.
•	Regenerative Conditioner: This hydrating, shine-enhancing conditioner utilizes additional key ingredients, vitamins and polypeptide complexes, to name a few, to instantly smooth even the coarsest, most damaged strands. With regular use, it fosters stronger, shinier, younger-looking hair that’s easier to style.

•	Anti-Hair Loss Serum: Our stem cell based technology replenishes the hair follicles with essential growth factors and cytokines to reduce and prevent further hair loss, as well as to stimulate follicular regeneration.

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

Mass Production of Growth Factors

NuGene has been able to produce a sufficient quantity of biologically active growth factors derived from adipose stem cells to meet its current product requirements. With patent-pending technology, the process has achieved a high yield rate and superior quality of biomolecules. Our purification technique enables NuGene to have a high concentration of growth factors and cytokines in our skincare line.

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

NuGene’s Anti-Aging Mechanism

Based upon research on adipose derived stem cell cultured media, we have discovered the following benefits:

•	Increases the proliferation of epithelial cells;
•	Increases the synthesis of hyaluronic acid;
•	Increases the synthesis of collagen and elastin;
•	Adipose stem cell-derived EGF, bFGF increases the proliferation of fibroblast which synthesizes collagen and elastin; and
•	Adipose stem cell-derived EGF, IGF, bFGF, aFGF increases the skin elasticity by up-regulation of collagen, elastin, hyaluronic acid, and other extracellular matrixes (ECMs).

OFFICES

Our principal executive offices are located at 17912 Cowan, Suite A, Irvine, California, 92614. Our telephone number is (714) 614-2640. Our website is www.nugene.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

EMPLOYEES

We currently have eight full-time and one part-time employees. Additionally, for selling, marketing, IT and business development work that is not handled by our employees we have outsourced such work to various qualified contractors and consultants as deemed necessary.

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

ITEM 1A:	RISK FACTORS

An investment in our common stock involves a very high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision.    Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the market value of our stock could decline substantially and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

Our products and product candidates may not achieve or maintain widespread market acceptance.

We may not achieve or maintain widespread market acceptance of our products or product candidates among physicians, patients or healthcare providers. Our products are highly susceptible to physician and patient preference and market acceptance. We have a limited history of promoting our cosmeceutical products. Significant marketing efforts to date have been focused primarily on dermatologists and plastic surgeons.

We believe that market acceptance of our products will depend on many factors including:

•	The perceived advantages of our products over competing products;
•	The effectiveness of our sales and marketing efforts;
•	The convenience and ease of administration of our products;
•	The safety and efficacy of our products and the prevalence and severity of any possible adverse side effects;
•	The availability and success of alternative treatments;
•	Our product pricing and cost effectiveness;
•	Publicity concerning our products, product candidates or competitive products;
•	Whether or not patients routinely use our products and purchase additional product, and
•	Our ability to respond to changes in physician, aestheticians and patient preferences for the treatment of dermatological conditions and the improvement of the appearance of skin.

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

The development of medical advances to treat the conditions that our products are designed to address may render our marketed products and our products under development obsolete or uneconomical. The enhancement to the appearance of skin, the regeneration of hair growth and the treatment of burns, acne or other skin disorders are the subjects of active research and development by many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions, as well as other major cosmeceutical companies which develop wrinkle reduction or age defying skin and hair care products. While we intend to expand our technological capabilities to remain competitive, research and development by others may render our technology or products obsolete or noncompetitive or result in treatments superior to any therapy we develop.

Technological advances affecting costs of production also could adversely affect our ability to sell products. Our products could become more expensive to produce, or not competitive, which would decrease our revenues and adversely affect our results of operations and financial condition.

During the year ended December 31, 2015, the majority of our revenues were derived from two wholesale distributors. The loss of the distributors could have a material negative effect on our financial condition.

During the year ended December 31, 2015, we derived 31.1% and 15.7% of our sales from two wholesale distributors. These two distributors purchase products from us on a purchase order basis on negotiated terms of payment. The distributors are under no obligation to continue to purchase our products. The loss of either of the distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors. We are actively seeking to expand our products’ distribution channels in order to reduce the impact the loss of any one distributor would have on our Company, however we can give no assurance that we will be successful in doing so.

If we breach any of our key license or supply agreements, we could lose exclusivity rights or the agreements could be terminated.

We have an international licensing agreement with kiWW for all cosmetic products for a term of eight years. These rights are important to our business, and any breach of the related agreements could result in a termination of the respective rights, which, in turn, would prevent us from marketing the affected products or developing the affected product candidates. Our agreements with kiWW require milestone and royalty payments, minimum revenue requirements or minimum annual royalty payments and other obligations. If we have insufficient demand for these products or otherwise fail to meet the minimum purchase requirements or any of the other requirements set forth in these agreements, we could lose the exclusive nature of our right to market products under the kiWW brand. Additionally, we are overdue in payments owed to kiWW. Should we not be able to cure this breach of our payment obligations under the agreement within a mutually agreeable timeframe, we face the possibility that the agreement could be terminated.

If we fail to comply with any of the requirements under our key license and supply agreements, we may lose exclusive rights under these agreements or they may be terminated in their entirety. Because at the time of this report, we remain overdue in payments owing to many of the counterparties to these agreements, there is a risk that such loss or termination is enhanced at present. In that event, others could obtain rights to sell products that compete directly with our products and our revenues and market share would correspondingly decrease. The loss of any rights under any of our license and supply agreements would adversely affect our ability to sell our products and adversely affect our revenues and results of operations

We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, transportation and regulatory monitoring of our products. We rely on third parties to perform a variety of functions related to the sale and distribution of our cosmeceutical products. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections, the key aspects of which are out of our direct control. If any third-party service provider fails to comply with applicable laws and regulations, fails to meet expected deadlines or otherwise does not carry out its contractual duties to us, our ability to deliver products to meet commercial demand would be significantly impaired. In addition, we may retain one or more third parties to perform various regulatory monitoring services for our products, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these regulatory service providers is insufficient, our ability to continue to market our approved products could be jeopardized or we could be subject to regulatory sanctions.

If our competitors develop and market products faster than we do or if the products of our competitors are considered more desirable than our products, revenues of our existing or new products may be adversely affected.

The dermatology market in particular, is highly competitive and includes a number of established, large and mid-sized pharmaceutical and cosmeceutical companies, as well as smaller emerging companies and specialty pharmaceutical and cosmeceutical companies, whose activities are focused on our target markets and areas of expertise. We face and will continue to face, competition for our products and in the commercialization, development, licensing and discovery of our product candidates. This could negatively impact our ability to achieve significant market acceptance of our products and product candidates. Furthermore, new developments including the development of other drug technologies, delivery methods and improved formulations, occur in the pharmaceutical industry at a rapid pace. These developments may render our currently marketed products and product candidates or technologies obsolete or noncompetitive.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	Capital resources;
•	Research and development resources, including personnel and technology;
•	Regulatory experience; Favorable brand name awareness;
•	Clinical trial experience; and
•	Manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than us. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or technologies. Our competitors may also develop pharmaceutical and cosmeceutical products that are more effective and less costly than ours and may also be more successful than us in manufacturing and marketing their products.

Other competitors may invest significant amounts in achieving production economies of scale.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, manufacturing, product development and other personnel. We may not be able to recruit and retain qualified personnel (particularly for senior sales and marketing and research and development positions) in the future due to intense competition for personnel among businesses like ours. The failure to do so could have a significant negative impact on our future product revenues and business results. Our success depends on a number of key management and technical personnel, including Ali Kharazmi, our President and Chief Executive Officer, Saeed Kharazmi, our Chairman of the Board, Acting Chief Financial Officer, and Sanjay Dhar, Ph.D, our Director of Research and Development. We are not aware of any present intention of these persons or any of our other executive officers to leave our company. In addition, we do not have “key person” insurance policies on any of our executive officers that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives. This may have a material adverse effect on our results of operations and financial condition.

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

FINANCIAL RISKS

Our financial statements have been prepared assuming that our Company will continue as a going concern and we will need to obtain additional funding if we are to continue operations.

The factors described elsewhere herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. To date we have incurred significant cash losses that have materially impaired our liquidity and working capital. Additionally, during the last ninety days as we have sought to procure additional financing but were unsuccessful. We have been under severe liquidity restraints such that our CEO was required to personally guarantee borrowings may by our Company from our bank. This has resulted in the substantial increase in balances outstanding and owing to our suppliers that has put our relationships with them in jeopardy. We continue to attempt to procure the needed funding to maintain our operations. Should we be successful, we will need to quickly reverse the historical trend of our operations through generating significantly higher levels of revenue (at or about historical margins) and reducing our operating expenses. If we cannot generate the revenues and gross margin (while reducing operating expenses) at levels required to achieve profitability or obtain sufficient additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations. Should that happen, an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

It is difficult to predict future performance and our ability to maintain operations is dependent upon a number of factors over which we have limited control. As a result, it is difficult to predict our quarterly financial results and they are likely to fluctuate significantly. We are a relatively new company with a limited operating history and our sales prospects are uncertain. We also have relatively limited experience selling our products. Accordingly, we cannot predict with any certainty the timing or level of sales of our products in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

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

Because we have a limited operating history, we are subject to all of the risks and uncertainties of a new business.

We only initiated the rollout of the NuGene Line in 2013. We are subject to all of the risks and uncertainties normally associated with an early stage business, including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements. As an early stage company, we expect to incur operating losses until (if ever) we successfully release and market a line of products that will generate enough revenues and gross margin to become profitable or thereafter maintain profitability. There is no assurance that we will be able to validate and market products that will generate enough revenues for us to become profitable or thereafter maintain profitability. As a result, our Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We have had operating losses since the Merger and we expect to continue to incur net losses for the near term.

As of December 31, 2015, we had an accumulated deficit of approximately $350,000 and we have reported a net loss of approximately $5.2 million for the year ended December 31, 2015. Our working capital deficit as of that date amounted to approximately $577,000 and was not adequate to sustain our operations. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term and we may not be able to sustain operations at current levels.

We need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which materially may dilute your investment.

To attain profitability, we must increase our revenues and manage our product, operating and administrative expenses, as to which each of which we can give no assurance. Because we have been to date unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we currently must raise additional funds to continue our operations and to manage our current short-term debt load. Further, recent efforts to raise additional capital have been unsuccessful. We do not have any arrangements in place for additional funds and no assurance can be given that those funds will become available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in obtaining additional funds on commercially reasonable terms or at all, and thereafter in achieving profitability, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Should we be able to obtain additional financing and thereafter be successful in growing our revenues according to our operating plans, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our growth strategy will require further substantial capital and effective planning. Additionally, we have not been able to maintain adequate levels of capital to fund existing operations. Significant rapid growth on top of our current operations could greatly strain our internal resources, leading to a much lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in substantial loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure, liquidity and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower, no or negative growth, critical shortages of cash and a failure to achieve or sustain profitability.

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

Our current cash and cash equivalents are insufficient to fund our operations through the end of our first fiscal quarter in 2016. We need to raise additional funds to finance our operations and to fund product development programs, sales and marketing initiatives for our current products. Factors affecting our product development expenses include, but are not limited to:

•	The number of our products in early-stage development ;

•	Our licensing or other partnership activities, including the timing and amount of related development funding, licensee fees or milestone payments;

•	The number and outcome of clinical trials conducted by us and/or our collaborators; and

•	Our future levels of revenue.

We hope to satisfy our future cash needs through private equity offerings, debt financings or collaboration, licensing and other similar arrangements. Additional funding may not be available to us on acceptable terms, or at all, and without that funding we may not be able to continue operations. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted and possibly substantially.

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

CORPORATE AND OTHER RISKS

Our executive officers, directors and principal stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit the ability of our stockholders, whether acting alone or together, to propose or direct the management on the overall direction of our Company.

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our officers and directors. Accordingly, our principal stockholders together with our directors, Chief Executive Officer and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Chief Executive Officer and our Chief Financial Officer have limited experience in these roles in a public company.

To serve in the roles of officer and/or director for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, a senior executive officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such senior executives and directors.  Neither of our officers (who serve as our only directors), have such experience, the absence of which could increase our exposure to untimely compliance with applicable regulation that could result in possible added liability and cost to the material detriment of our operations and financial interests.  Our CFO is a medical doctor by training and has assumed the title and responsibility of a chief financial officer but has not had any prior experience in the traditional services to be rendered but has rather relied on staff and consultants in his acting in this capacity.

We do not have an Audit Committee and we have no independent persons serving on our Board of Directors.

As of the date of this Annual Report, we do not have an independent Audit Committee. An Audit Committee qualitatively enhances a company’s internal controls over financial reporting.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who believe that there are irregularities in a Company’s accounting policies and procedures.  Our Board of Directors consists of our CEO and our CFO and no other persons currently serve on our board. With our lack of an independent Audit Committee and other outside board members at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

Issuances of our Series A Preferred Stock or other authorized shares of preferred stock may make it more difficult for a third party to effect a change-of-control.

Our articles of incorporation authorize the Board of Directors to issue up to 25,000,000 shares of "blank check" preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  In connection with the Merger, we issued (in addition to common stock) 1,917,720 shares of Series A Preferred Stock to NuGene's two founders. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one, has the right to elect a majority of the board of directors and has in connection with any other vote of shareholders three votes for every vote available to the common stock. These outstanding shares of Series A Preferred Stock diminish and any future issuances of other series of preferred stock could further diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, the Series A Preferred Stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The Series A Preferred Stock specifically, and the ability of the Board of Directors generally, to issue preferred stock make it more difficult, and could delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.  The summary description of the Series A Preferred Stock contained in this Annual Report is qualified in its entirety by reference to the Certificate of Designations filed with Secretary of State of Nevada on December 24, 2014 and included in our Current Report on Form 8-K filed with the SEC on January 6, 2015.

We have incurred significantly increased costs as a result of being a public company.

In reviewing the past operations of NuGene and future prospects, investors should recognize that we have incurred and will continue to incur significant legal, accounting and other expenses that NuGene did not incur as a private company, particularly if we are no longer characterized as an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the U.S. Securities and Exchange Commission, or SEC, and the Nasdaq markets regulate corporate governance practices of public companies. Compliance with these rules and regulations has and will continue to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we may be required to adopt new internal controls and disclosure controls and procedures as well as incurring additional expenses associated with our SEC reporting requirements.

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

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are characterized as an "emerging growth company."  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company."

CAPITAL MARKET RISKS

The recent public market for our shares has been and may continue to be volatile. This volatility may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

The market price for our shares may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the markets we serve, press releases announcing developments and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock.

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

We may not be able to attract the attention of brokerage firms, which could have a material adverse impact on the market value of our common stock.

Security analysts of brokerage firms are unlikely to provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop or be maintained for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

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

Our pharmaceutical products under development may not be approved by the FDA or foreign regulatory authorities, and any failure or delay associated with our product development and clinical trials or obtaining regulatory approval of these products would increase our product development costs and time to market. We face substantial risks of failure inherent in developing pharmaceutical products. The pharmaceutical industry is subject to stringent regulation by many different agencies at the federal, state and international levels. Our pharmaceutical products must satisfy rigorous standards of safety and efficacy before the FDA approves them, and before any foreign regulatory authorities approve them for commercial use in any countries outside the U.S. where we decide to market them. Even if a regulatory filing is accepted, the FDA or foreign regulatory authorities may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for some of our products or may grant approval only under conditions that are less commercially attractive than anticipated. To the extent that these products do not perform successfully in our planned pivotal clinical trials, we may need to develop alternative candidates. Product development is generally a long, expensive and uncertain process. Successful development of our new pharmaceutical product formulations, including our burn cream will depend on many factors, including:

•	Our ability to select key components, establish a stable formulation and optimize characteristics;

•	Our ability to develop a formulation that demonstrates our intended safety and efficacy profile; and

•	Our ability to transfer from an early-stage company to commercial-scale operations and the costs associated with commercial manufacturing.

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

Any pharmaceutical products under development will be subject to extensive regulation. These regulations will impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

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

Our manufacturers must comply with U.S. regulations and corresponding foreign standards, including the FDA’s current Good Manufacturing Practice regulations for drug manufacturing and processing, or cGMPs, applicable to the manufacturing processes related to ingredients sold to us for use in our products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. We will have limited control over the FDA compliance of our third-party manufacturers. If any of our manufacturers fail to meet or are found to be non-compliant with the cGMPs or any other FDA requirements or similar regulatory requirements outside of the U.S., obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption in the manufacturing of one or more of our products as a result of non-compliance could adversely affect our product inventories and supply of products available for sale which could reduce our sales, margins and market share, as well as harm our overall business and financial results. Additionally, the Federal Drug and Cosmetic Act (“FDCA”) may hold labelers/specification developers (brands selling a product) criminally and civilly liable for the violations, acts, and omission of their manufacturers.

Under the FDCA, cosmetics (which we refer to as cosmeceuticals) are defined as articles applied to the human body to cleanse, beautify or alter the appearance. The manufacturing of cosmetics is subject to the misbranding and adulteration sections of the FDCA applicable to cosmetics. Cosmetics are not subject to premarket approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or any function of the human body, the FDA will regulate the product as a drug rather than as a cosmetic. The product will then be subject to all drug requirements under the FDCA. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

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

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.  The ingredient identification requirement, which requires us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to products that contain many different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

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

Our patent position (and those of our licensors, collaborators and suppliers) is subject to the same uncertainty as other pharmaceutical and consumer product companies. Our patents and patent applications (as well as those of our licensors, collaborators and suppliers) may not protect our technologies and products because, among other things, our pending applications may not result in issued patents; we may develop additional proprietary technologies that are not patentable; patents issued to us may not provide a basis for future commercially viable products; and patents issued to us may not provide us with any competitive advantage, or may be challenged, circumvented, invalidated or rendered unenforceable by third parties. For example, the USPTO or the courts may deny, narrow or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions. Inventors or third parties of whom we are unaware, may challenge the ownership of patents and applications we own, license or benefit from through supply agreements with our collaborators and suppliers. We, our licensors, collaborators and suppliers may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that is secured may be challenged and possibly lost.

Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights.

Composition of matter patents on active pharmaceutical ingredients may provide protection for competing products without regard to formulation or other type of limitation.

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

We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect, especially for infringement of patent claims for methods of manufacturing. If we become involved in any dispute regarding our intellectual property rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. As a result of general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees. Failure to make these payments could result in the unenforceability of patents not maintained.

Trade Secrets and Proprietary Know-how. We, our licensors, collaborators and suppliers also rely upon trade secrets, proprietary know-how and other technological innovation, particularly when patent protection is not appropriate or available. However trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. Although we attempt to protect our trade secrets by requiring our employees, consultants, advisors and current and prospective business partners to enter into confidentiality agreements prohibiting them from disclosing or taking our proprietary information and technology, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how. If our employees or consultants breach these agreements, we may not have adequate remedies for any of these breaches. Further, third parties that are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. Others may independently develop similar or equivalent trade secrets or know-how. If our confidential or proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

Trademarks. Our trademarks will continue to be important to our success and competitive position. We have received U.S. trademark registration for our corporate name, NuGene®, and own or have rights to use our product and component names. We also have license regarding the use of Kathy Ireland® who acts as our brand ambassador. We also will need to pursue trademark registration for any new trademarks that we select. We may not be able to secure any of our trademark registrations with the PTO or comparable foreign authorities. If we do not adequately protect our rights in our various trademarks from infringement (and we are involved in two separate ongoing disputes with respect to trademarks), any goodwill that has been developed in those marks would be lost or impaired. We could also be forced to cease using any of our trademarks that are found to infringe upon or otherwise violate the trademark or service mark rights of another company, and, as a result, we could lose all the goodwill that has been developed in those marks and could be liable for damages caused by any infringement or violation.

Our ability to market our products may become subject to the intellectual property rights of third parties, and we may have to engage in costly litigation to enforce or defend challenges to our intellectual property by third parties, which may harm our results of operations, financial condition and cash flow.

Our commercial success will continue to depend in part on our ability, as well as the ability of our collaborators and suppliers, to make, use and sell our products without infringing the patents or proprietary rights of third parties. Our competitors, many of which have substantially greater resources than we have and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in the U.S. or international markets. We may not be aware of all of the patents and other intellectual property rights of others potentially adverse to our interests that may be owned by third parties.

Our third-party suppliers may also be notified of alleged infringement, and potentially be sued for infringement of patents or other proprietary rights. We may have limited control or involvement over the defense of these claims, and these third parties could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or in the countries in which they are based. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we (or our licensors, collaborators or suppliers) may not be successful in defending claims of intellectual property infringement by third parties. This could likely have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management.

If we or our third-party licensors and suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may (among other things) be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•	expend significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology (which may not be possible); or

•	obtain licenses to the disputed rights that could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.

Ultimately, we could be prevented from selling a product, commercializing a product candidate, or otherwise forced to cease some aspect of our business operations as a result of any intellectual property litigation. Even if we (or our collaborators and suppliers) are successful in defending an infringement claim, the expense, time delay, and burden on management of litigation and negative publicity could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

We previously sub-leased of our sole corporate facilities at 17912 Cowan, Suite A, Irvine, California, in Orange County, California from AdvSP, an affiliate of our Company, for approximately $16,637 per month (including common area maintenance), consistent with the amount that is charged to AdvSP by the property owner. On February 5, 2015, AdvSP entered into a new five-year lease for the property directly with the owner beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease was subsequently amended to increase the square footage under lease beginning in January 2016. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

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

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of early discovery to assist us in evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

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

	Completion of Merger Agreement (December 29, 2014) through
	December 31, 2015
	High	Low
Period ended December 31, 2014	$0.002	$0.002
Period ended March 31, 2015	$2.500	$0.002
Period ended June 30, 2015	$4.310	$2.115
Period ended September 30, 2015	$3.871	$1.450
Period ended December 31, 2015	$1.850	$1.120

As of March 28, 2016, the last reported sales price or our common stock on the OTCQB market was $0.63 per share.

Holders of Record. As of March 28, 2016, an aggregate of 39,924,637 shares of our common stock were issued and outstanding and were owned by approximately 61 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who may be deemed to hold their shares of stock in a “street name.”

Recent Sales of Unregistered Securities.

None.

Re-Purchase of Equity Securities.

None.

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

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company, as defined by § 229.10(f)(1) of Regulation S-K, that is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the results of operations and financial condition of the Company is for the years ended December 31, 2015 and 2014. Such analysis should be read in conjunction with the NuGene International, Inc. financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

We were incorporated in the State of Nevada on October 30, 2013 under the name “Bling Marketing, Inc.”  Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings and pendants (“BMI Business”).  We recognized a minimal amount of revenues from operations prior to the three months ended September 30, 2014. During the three month ended September 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and as a result, recognized sales revenue of $22,025. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter ended September 30, 2014.

On December 26, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”) merged with NuGene. As a result, NuGene (the surviving entity) became our wholly owned subsidiary.  The transaction contemplated under the Merger Agreement is deemed to be a reverse merger. Under reverse merger accounting, our Company (the legal acquirer) was considered to have been acquired by NuGene. The assets, liabilities and operations of NuGene were brought forward at their book value and no goodwill was recognized.

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

On January 22, 2015, we were advised that the Financial Industry Regulatory Association had approved our (i) 15.04 to one Stock Split, (ii) name change from Bling Marketing Inc. to NuGene International, Inc., and (iii) change of trading symbol from BLMK to NUGN.

RESULTS OF OPERATIONS

For the year ended December 31, 2015 as compared to the year ended December 31, 2014

	2015		2014
	$	% of Revenues	$	% of Revenues

Revenues	$2,084,939	100.0%	$723,438	100.0%
Cost of goods sold	588,882	28.2%	293,162	40.5%
Gross margin	1,496,057	71.8%	430,276	59.5%

Operating expenses:
Selling, general and administrative	6,658,109	319.3%	743,057	102.7%

Loss from operations	(5,162,052)	(247.6)%	(312,781)	43.2%

Other expense
Interest expense, net	(57,015)	(2.7)%	-	-%

Net loss	$(5,219,067)	(250.3)%	$(312,781)	43.2%

Revenues.

Revenues generated during the year ended December 31, 2015 totaling $2,084,939 resulted primarily from the sales of our cosmeceutical products to distributors, online marketers and consumer online sales. Sales revenues for the year ended December 31, 2014 totaled $723,438 and consisted primarily of sales to AdvSP, totaling $481,000.

Cost of goods sold.

Cost of goods sold during the year ended December 31, 2015 of $588,882 represented 28.2% of revenues. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during the year ended December 31, 2014 totaled $293,162 or 40.5% of sales and related primarily to direct labor and the materials used in our products.

Selling, general and administrative.

Selling, general and administrative consisted of the following during the years ended December 31, 2015 and 2014:

	2015		2014
	Amount	Percentage	Amount	Percentage
Marketing and advertising	$650,597	9.77%	$90,021	12.11%
Bad debt	223,631	3.36%	300	0.04%
Business development	5,000	0.08%	245,020	32.97%
Corporate	169,831	2.55%	2,304	0.31%
Insurance	158,358	2.38%	1,288	0.17%
Personnel	691,600	10.39%	19,044	2.56%
Professional fees	928,392	13.94%	142,301	19.15%
Rent and utilities	208,517	3.13%	33,354	4.49%
Research and development	350,669	5.27%	19,105	2.57%
Stock based compensation and stock issued for services	2,989,680	44.90%	8,833	1.19%
Supplies	78,832	1.18%	38,830	5.23%
Taxes	72,020	1.08%	21,022	2.83%
Other	130,982	1.97%	121,635	16.37%

	$6,658,109	100.00%	$743,057	100.00%

Our Company greatly increased its expenditures on marketing and advertising as we sought to publicize the superior qualities of our products during 2015. In prior years, a significant percentage of our revenues came from sales to related parties and did not involve cosmeceutical products. Bad debt expense arose primarily from sales to two customers that we do not intend to sell to in the future absent satisfaction of previously due amounts. Business development in 2014 primarily consisted of payments to a firm that attempted to employ our stem cell technology with other companies. Corporate expenses were amounts paid to investor communications firms, news wires and investor relations consulting firms.

Insurance expenses increased primarily due to our Company’s carrying directors and officers liability insurance that was not previously carried as well as increased amounts paid for general and product liability policies. Personnel expenses increased with the volume of new employees hired in 2015 to meet the demands of the product business in the areas of manufacturing, marketing and administration as well as additional personnel added to fulfill our Company’s responsibilities as a public company. Our founders and officers continued to work at our Company without compensation through December 31, 2015.

Professional fees included accounting ($61,054 in 2015); cash fees paid to our Advisory Board members ($173,000 and $9,000 in 2015 and 2014, respectively); auditor fees ($25,000 and $24,000 in 2015 and 2014, respectively); consulting services ($253,516 in 2015); legal fees ($308,154 and $47,351 in 2015 and 2014, respectively); and public relations ($98,097 in 2015). Rent and utilities of $208,517 were significantly higher in 2015 over 2014’s $33,354 due to the leasing of additional space for manufacturing, administrative and sales offices required in 2015 given the different focus over that of 2014. Research and development increased significantly in 2015 and included the purchase and charge to operations of in process technology totaling $150,000.

Stock based compensation and stock issued for services resulted from the grant of warrants and options to purchase our common stock to consultants and employees, respectively. The related grants and terms of the derivatives issued is described in complete detail in the accompanying notes to our financial statements for 2015. Supplies increased proportionally with the increased number of employees and activities in 2015 as compared to 2014. Taxes included payroll taxes ($65,653 and $14,851 in 2015 and 2014, respectively) that increased proportionally with the number of employees and amounts paid during the year for salaries.

Interest expense.

Interest expense of $31,479 was recognized in connection with two notes payable that were issued in September and November 2015 totaling $550,000. Additionally, we recognized interest expense totaling $24,411 in connection with estimates of ultimate interest expense that will be owing on as yet undocumented advances made to our Company from November 30, 2015 through the end of December 2015. Interest expense resulted from both the expected interest that will be ultimately due to the Lenders as well as the amortization of the estimated ultimate value of the warrants issued with the advances.

Net Loss.

During the year ended December 31, 2015, we reported a net loss of $5,219,067 and during the year ended December 31, 2014, we reported net loss of $312,781. As discussed above, the net loss during the year ended December 31, 2015 includes non-cash expenses totaling $2,989,680 relating to stock based compensation and stock issued for services over the current contract period. We anticipate continuing to incur net losses as we build new sales channels for our products prior to the realization of significant sales and gross margin from such efforts.

Related Party Transactions

During the year ended December 31, 2015, our Company utilized employees of AdvSP for legal and administrative services. Management estimated the time associated with the services provided and recognized approximately $99,390 during the year ended December 31, 2015, $70,890 of which is owing as of December 31, 2015. We intend to pay AdvSP these amounts once we our current liquidity challenges are remedied (although no assurance can be given that we will be successful in remedying these challenges).

During December 2014, AdvSP provided our Company a $45,000, interest free, short-term loan to cover operating expenses. NuGene repaid the loan during January 2015.

During August 2015, the Center for Weight Management and Plastic Surgery, Inc. (“CWM”), a company affiliated with us, provided services totaling $34,000 to our consultants as compensation for advertising and marketing services provided to our Company. Such amounts remained an outstanding liability at December 31, 2015.

Mr. Ali Kharazmi has purchased equipment and paid for various expenses on behalf of NuGene. As of December 31, 2015, our Company owed Mr. Kharazmi approximately $25,641 related to expense reimbursements.

Dr. Saeed Kharazmi has incurred various business expenses on behalf of NuGene. As of December 31, 2015, our Company owed Dr. Kharazmi approximately $2,405 in expense reimbursements.

Messrs. Ali and Saeed Kharazmi, our CEO and our Chairman of the Board, respectively, have been foregoing salaries since our Company was incorporated in 2006. Mr. Kharazmi has personally guaranteed payment of our building sublease as noted elsewhere.

For the year ended December 31, 2014 as compared to the year ended December 31, 2013

Sales.

Sales generated during the year ended December 31, 2014 totaled $723,438 of which $481,000 or 66% were received from an affiliated company, AdvSP. AdvSP was co-founded by our Chief Executive Officer and Chairman of the Board, Messrs. M. Ali and M. Saeed Kharazmi. Revenues received from AdvSP resulted from our Company having provided Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to AdvSP. The remaining 34% of our revenues resulted primarily from sales of our cosmeceutical products to select wholesale distributors.

Cost of Goods Sold.

Cost of sales during the year ended December 31, 2014 totaled $293,162, or 41% of sales. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling.

Operating Expenses.

Total operating expenses for the year ended December 31, 2014 totaled $743,057 and are detailed above.

Net Loss.

During the year ended December 31, 2014, we reported a net loss of $312,781.

Related Party Transactions

As discussed above, during the year ended December 31, 2014, 66% of our revenues were received from ASP, an affiliated company. The revenues generated through AdvSP were contracted at rates that would have been charged to a non-affiliated company. AdvSP also provided the Company with office space, free of charge, through November 30, 2014. Our CEO, M. Ali Kharazmi, has personally guaranteed the payment of the lease between AdvSP and the landlord.

During December 2014, AdvSP provided NuGene a $45,000, interest free, short-term loan to cover operating expenses. NuGene repaid the loan during January 2015. During 2014, Mr. M. Ali Kharazmi purchased equipment and paid for various expenses on behalf of NuGene. As of December 31, 2014, the Company owed Mr. Kharazmi approximately $17,000 related to such payments.

Liquidity and Capital Resources.

We had cash and cash equivalents of $22,907 as of December 31, 2015 and a working capital deficit of $613,037 as of December 31, 2015. During the fourth quarter of 2015 and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our operations and ability to execute our operating plan. Further, we have increasingly fallen behind on agreed upon repayment terms with our lenders, products and service providers. We attempted to obtain from multiple sources new capital required to alleviate these liquidity shortfalls, but to date the amounts provided have been insufficient to meet our operating needs. Our officers have personally advanced our Company over $57,700 in funding through the date of this Annual Report, however we believe that new funding totaling at least $1.5 million will be required to satisfy the outstanding claims of our lenders and suppliers and to provide sufficient funds to execute our current operating plan. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms.

During the year ended December 31, 2015, we reported a net loss of $5,219,067, and had negative cash flows from operating activities totaling $2,434,789 for the same period. Combined with $187,041 in cash flows used for investing activities, we had total negative cash flows of $2,615,800 in 2015 that was offset by cash flows from financing activities of $1,300,000 ($960,000 from the issuance of notes payable from September 25, 2015 through December 31, 2015 and $340,000 from the sale of shares of our common stock during 2015). Combined with a beginning cash balance of $1,344,737 at January 1, 2015, we had a negative net change in cash during 2015 of $1,321,830.

On September 25, 2015, we entered into a Securities Purchase Agreement and issued a 15% Promissory Note with the principal face value of $500,000 (the “15% Note”) to an accredited investor. Under the terms of the 15% Note, all principal and related accrued interest outstanding are due and payable to the noteholder upon the earlier of: (i) September 25, 2016; or (ii) within ten business days after the consummation of an equity or convertible debt financing with aggregate gross proceeds of at least $1,000,000.

Borrowings made pursuant to the 15% Note bear interest at the annual rate of 15% (or $75,000), irrespective of whether paid at or prior to September 25, 2016.  If any amount payable pursuant to the note payable is not paid when due (without regard to any applicable grace periods as set forth in the Note), whether at stated maturity, by acceleration or otherwise, such overdue amount shall bear interest at the rate of 15% from the date of such non-payment until such amount is paid in full.

During November 2015, we issued a one year 10% promissory notes payable (the “10% Note”) to a purchaser for cash proceeds totaling $50,000. In the event that we secure any future financing with aggregate gross proceeds of at least $1 million while the 10% Note is outstanding, the 10% Note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing. The holder may also convert any unpaid principal under the 10% Note into any funding instrument entered into by our Company for a period of 180 days after the date of the 10% Note. The full interest of 10% of the borrowings under the 10% Note ($5,000) is due irrespective of whether paid at maturity or when required to be prepaid.

On November 30, 2015 and on four subsequent dates during December 2015, four individuals (the “Lenders”) advanced a total of $410,000 to the Company. The borrowings (“Advances”) were not accompanied by documentation of the terms of the Advances. However, there were various discussions as to the repayment terms, the interest expected to be paid to the Lenders and additional equity of our Company to be issued to the Lenders in connection with the Advances. Accordingly, we have accounted for the Advances based on estimates of their final terms.

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

Inventories

Our Company’s skincare inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or net realizable value. Our Company evaluates its inventory for excess and obsolescence on a regular basis. To determine if the cost of our inventory should be written down, current and anticipated demand, customer preferences and age of the merchandise are considered. For the years ending December 31, 2015 and 2014, we did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $177,140 and $3,000 at December 31, 2015 and 2014, respectively.

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

Common stock equivalents totaling, 2,367,720 and 2,417,720 on December 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share in 2015 and 2014 on the consolidated statement of operations because the Company reported a net loss in 2015 and 2014 and to do so would be anti-dilutive.

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

Management evaluates its tax positions on an annual basis and has determined that as of and for the years December 31, 2015 and 2014, no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

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

46

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NuGene International, Inc.

We have audited the accompanying consolidated balance sheets of NuGene International, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuGene International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has not established sufficient revenues to cover its operating costs and has suffered from continued losses from operations. As of December 31, 2015, the Company has a working capital deficit and does not have the sufficient cash resources available to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 30, 2016

NuGene International, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014

Assets
Current assets:
Cash	$22,907	$1,344,737
Accounts receivable, net of allowance for doubtful accounts of $177,140 and $3,000 in 2015 and 2014, respectively	347,048	15,567
Inventories	177,492	110,953
Brand participation fee, net	-	300,000
Other current assets	100,555	15,520

Total current assets	648,002	1,786,777

Property and equipment, net of accumulated depreciation of $40,620 and $1,255 at 2015 and 2014, respectively	208,350	60,674
Deposits	21,321	12,800

	$877,673	$1,860,251

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$327,623	$135,563
Accounts payable - related parties	37,936	122,084
Deferred revenues	-	234,916
Notes payable	842,504	-
Accrued interest	35,052	-
Other current liabilities	17,924	-

Total current liabilities	1,261,039	492,563

Commitments and contingencies

Stockholders’ equity (deficiency):

Series A convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized; 1,917,720 shares issued and outstanding on December 31, 2015 (1,917,720 at December 31, 2014)	192	192
Common stock; $0.0001 par value; 100,000,000 shares authorized; 39,894,673 and 39,197,400 shares issued and outstanding on December 31, 2015 and 2014, respectively	3,990	3,920
Common stock earned but unissued; 302,283 shares as of December 31, 2015	30	-
Additional paid-in capital	6,180,929	2,713,016
Accumulated deficit	(6,568,507)	(1,349,440)

Total stockholders' equity (deficiency)	(383,366)	1,367,688

	$877,673	$1,860,251

See accompanying notes.

NuGene International, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

	2015	2014

Revenues	$2,084,939	$723,438

Cost of goods sold	588,882	293,162

	1,496,057	430,276

Operating expenses:
Selling, general and administrative	6,658,109	743,057

Loss from operations	(5,162,052)	(312,781)

Interest expense, net	(57,015)	—

Net loss	$(5,219,067)	$(312,781)

Weighted average number of common shares
outstanding - basic and diluted	39,730,875	20,865,881

Net loss per share - basic and diluted	$(0.13)	$(0.01)

See accompanying notes.

NuGene International, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

For the years ended December 31, 2015 and 2014

										Total
					Common Stock Earned but		Additional			Stockholders'
	Preferred Stock		Common Stock		Unissued		Paid-In	Treasury	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	(Deficiency)

Balance at December 31, 2013	-	$-	20,552,760	$2,055	-	$-	$1,054,907	$-	$(1,036,659)	$20,303

Issuance of common stock	-	-	4,000,000	400	-	-	933	-	-	1,333
Stock based compensation	-	-	1,500,000	150	-	-	8,683	-	-	8,833
Issuance of common stock from debt conversion	-	-	375,000	38	-	-	374,962	-	-	375,000
Issuance of common stock in private placement	-	-	1,625,000	163	-	-	1,624,837	-	-	1,625,000
Recapitalization	1,917,720	192	11,144,640	1,114	-	-	(1,306)	-	-	-
Treasury stock acquired	-	-	-	-	-	-	-	(350,000)	-	(350,000)
Cancellation of treasury stock	-	-	-	-	-	-	(350,000)	350,000	-	-
Net loss	-	-	-	-	-	-	-	-	(312,781)	(312,781)

Balance at December 31, 2014	1,917,720	192	39,197,400	3,920	-	-	2,713,016	-	(1,349,440)	1,367,688

Issuance of common stock for services	-	-	460,000	46	302,283	30	1,505,737	-	-	1,505,813
Stock based compensation	-	-	-	-	-	-	1,483,867	-	-	1,483,867
Issuance of warrants in connection with notes payable	-	-	-	-	-	-	138,333	-	-	138,333
Issuance of common stock in exchange for cash	-	-	237,273	24	-	-	339,976	-	-	340,000
Net loss	-	-	-	-	-	-	-	-	(5,219,067)	(5,219,067)

Balance at December 31, 2015	1,917,720	$192	39,894,673	$3,990	302,283	$30	$6,180,929	$-	$(6,568,507)	$(383,366)

See accompanying notes.

NuGene International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(5,219,067)	$(312,781)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based compensation and stock issued for services	2,989,680	8,833
Noncash portion of interest expense	55,889	-
Depreciation and amortization	39,365	51,255
Bad debt expense	223,631	3,000
Changes in operating assets and liabilities:
Accounts receivable	(555,112)	(11,315)
Inventories	(66,539)	(110,953)
Brand participation fee	300,000	(350,000)
Other assets	(93,556)	(28,320)
Accounts payable and accrued expenses	192,060	134,312
Accounts payable - related parties	(84,148)	122,085
Deferred revenues	(234,916)	234,916
Other liabilities	17,924	-

Cash flows from operating activities	(2,434,789)	(258,968)

Cash flows from investing activities:
Purchases of property and equipment	(187,041)	(61,929)

Cash flows from financing activities:
Acquisition of treasury stock	-	(350,000)
Proceeds from notes payable	960,000	-
Proceeds from issuance of common stock	340,000	1,626,333
Proceeds from issuance of convertible debt	-	375,000

Cash flows from financing activities	1,300,000	1,651,333

Change in cash	(1,321,830)	1,330,436

Cash, beginning of year	1,344,737	14,301

Cash, end of year	$22,907	$1,344,737

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,126	$-
Income taxes	$-	$-

See accompanying notes.

NUGENE INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (the “Company” or “NGI”) was incorporated in the State of Nevada on October 31, 2013. On January 22, 2015, we changed our name to NuGene International, Inc. and effected a 15.04 to one stock split in the form of a stock dividend (“Stock Split”). All amounts shown for common stock and additional paid in capital included in these financial statements have been adjusted to reflect the Stock Split. NuGene, Inc. (our wholly owned subsidiary) was incorporated in the state of California in December 2006. On January 20, 2015, we formed NuGene BioPharma, Inc. (“BioPharma”) as a wholly owned California incorporated subsidiary of NGI. On November 6, 2015, we formed The Aesthetic Group, Inc. (“TAG”) as a wholly owned California incorporated subsidiary of NGI. Both BioPharma and TAG had no significant independent operations during 2015.

Basis of Presentation

The accompanying consolidated financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries BioPharma and TAG. All significant inter-company balances and transactions have been eliminated in consolidation.

We have incurred net losses through the date of these financial statements and have yet to establish profitable operations. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with high short-term debt, limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows in 2015, and we expect to continue to incur operating losses and negative operating cash flows in the near future. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of and for the year ended December 31, 2015 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Risks and Uncertainties

Our Company operates in an industry that is subject to rapid change. Our Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the current year’s financial statement presentation. These reclassifications have no impact on net loss.

Cash Equivalents

Cash equivalents include investments with initial maturities of three months or less. Our Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories

Our Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. Our Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of our Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. For the years ended December 31, 2015 and 2014, our Company did not recognize any significant charges to operations associated with excess and obsolete inventory.

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

Deferred Revenue

As of December 31, 2015, we had no deferred revenue. As of December 31, 2014, we had a remaining balance of $234,916 in deferred revenues included in current liabilities related to the sale of products undelivered at that date that was ultimately recognized in 2015.

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

Concentration of Revenues

During the year ended December 31, 2015, we derived 31.1% and 15.7% of our revenues from two wholesale distributors (ending balances in accounts receivable totaling $173,790 and $327,893, respectively). During the year ended December 31, 2014, we derived 66% or $481,000 of our revenues from AdvSP. Excluding sales to ASP, 51% of our revenues during the year ended December 31, 2014 were derived from a single wholesale distributor. Our distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of any of our major distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

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

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company. Research and development expenses totaled $350,669 and $65,830 in 2015 and 2014, respectively.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $177,140 and $3,000 at December 31, 2015 and 2014, respectively. Bad debt expense totaled $223,631 and $300, for the years ended December 31, 2015 and 2014, respectively.

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We determined that as of December 31, 2015, no additional accrual for income taxes was necessary. The federal and state income tax returns of our Company are subject to examination by the IRS and state taxing authorities, generally for three years after filing.

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

Recent Accounting Standards Updates

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842): Simplifying the Measurement of Inventory (“Topic 842”). Topic 842 requires lessees to recognize a right-of-use asset and lease liability for virtually all of their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Topic 842 is effective for our Company on January 1, 2019 and includes interim periods within that year. Topic 842 will be applied using a modified retrospective transition, providing for certain practical expedients. Early application is permitted and our Company is currently evaluating the potential impact that adoption may have on its financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31, 2015	December 31, 2014
Raw materials	$72,287	$52,045
Finished goods	105,205	58,908
Total Inventories	$177,492	$110,953

NOTE 4 – INTANGIBLE ASSETS

Licensee Agreement

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") under which we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland (“KI”) in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of our Company for up to an additional four years. In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”) of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. We recognized $100,000 in royalty fees during the year ended December 31, 2015.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the KI brand. NuGene prepaid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. Accordingly, we amortized this initial Brand Participation Fee over the 14-month period of Contract Year 1. The net carrying value of the Brand Participation Fee at December 31, 2014 was $300,000. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4.

SkinGuardian Intellectual Property

On March 17, 2015, we entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with an individual (“IP Seller”) to acquire all of the rights, title and interest in certain intellectual property connected with a product named SkinGuardian (“SGIP”). Upon the acquisition of SGIP, our Company issued 150,000 shares of restricted common stock (net, as amended) to the IP Seller valued at $150,000. The consideration paid for SGIP was expensed during the year ended December 31, 2015.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31, 2015	December 31, 2014
Software / website development	$8,219	$2,139
Equipment	136,585	35,698
Leasehold improvements	104,166	24,092

Property and equipment, gross	248,970	61,929
Accumulated depreciation	(40,620)	(1,255)
Property and equipment, net	$208,350	$60,674

Depreciation expense for the years ended December 31, 2015 and 2014 was $39,365 and $1,255, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE AND ADVANCES

On September 25, 2015, we entered into a Securities Purchase Agreement and issued a 15% Promissory Note with the principal face value of $500,000 (the “15% Note”) to an accredited investor. Under the terms of the 15% Note, all principal and related accrued interest outstanding are due and payable to the noteholder upon the earlier of: (i) September 25, 2016; or (ii) within ten business days after the consummation of an equity or convertible debt financing with aggregate gross proceeds of at least $1,000,000.

Borrowings made pursuant to the 15% Note bear interest at the annual rate of 15% (or $75,000), irrespective of whether paid at or prior to September 25, 2016.  If any amount payable pursuant to the note payable is not paid when due (without regard to any applicable grace periods as set forth in the Note), whether at stated maturity, by acceleration or otherwise, such overdue amount shall bear interest at the rate of 15% from the date of such non-payment until such amount is paid in full. We have recognized $31,479 in interest expense through December 31, 2015 based on an estimated repayment date of May 15, 2016.

During November 2015, we issued a one year 10% promissory notes payable (the “10% Note”) to a purchaser for cash proceeds totaling $50,000. In the event that we secure any future financing with aggregate gross proceeds of at least $1 million while the 10% Note is outstanding, the 10% Note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing. The holder may also convert any unpaid principal under the 10% Note into any funding instrument entered into by our Company for a period of 180 days after the date of the 10% Note. The full interest of 10% of the borrowings under the 10% Note ($5,000) is due irrespective of whether paid at maturity or when required to be prepaid. We have recognized $1,383 in interest expense through December 31, 2015 based on an estimated repayment date of May 15, 2016.

On November 30, 2015 and on four subsequent dates during December 2015, four individuals (the “Lenders”) advanced a total of $410,000 to the Company. The borrowings (“Advances”) were not accompanied by documentation of the nature of the Advances. However, there were general discussions as to the repayment terms, the interest expected to be paid to the Lenders and additional equity of the Company to be issued to the Lenders in connection with the Advances. Accordingly, we have accounted for the Advances based on estimates of their final terms.

In connection with the expected value of the warrants, we have recorded an equity contribution of $138,333 in December 2015 ($15,259 of which was amortized and charged to interest expense through December 31, 2015). We calculated an original issue discount of $51,111 on the borrowings ($5,578 of which was charged to interest expense through December 31, 2015) and we have recognized $2,190 of accrued interest through December 31, 2015 for the expected interest to be paid on the non-discounted face value of the borrowings. The borrowings are carried at $430,838 as of December 31, 2015.

Borrowings under notes payable and advances as of December 31, 2015 are summarized as follows:

	Company Proceeds	Carrying Value at December 31, 2015	Accrued Interest at December 31, 2015	Principal Value at Maturity

15% Note	$500,000	$500,000	$31,479	$500,000
10% Note	50,000	50,000	1,383	50,000
Advances	410,000	292,504	2,190	461,111

	$960,000	$842,504	$35,052	$1,011,111

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Company’s articles of incorporation authorize 25,000,000 shares of Preferred Stock with a par value of $0.0001. We designated 2,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible into common stock at a ratio of one to one. Additionally, as long as there are a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock have the right to elect a majority of our Company’s Board of Directors. Finally, in all manners brought to a vote of the shareholders, the holders of the Series A Preferred Stock have three votes to every one vote of common stock. As of December 31, 2015 and December 31, 2014, there were 1,917,720 shares of Series A Preferred Stock outstanding which were issued to the founders of NuGene, Ali and Saeed Kharazmi. Ali and Saeed Kharazmi each own 50% of the outstanding Series A Preferred Stock and are our Company’s Chief Executive Officer and Chairman of the Board, respectively.

Common Stock Split

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

Common Stock

As of December 31, 2015, our Company had entered into Advisory Agreements with members of its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign-on shares vesting for a maximum of an 18-month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Expenses for the issuance of common stock for services related to these share issuances was recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and was calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Selling, general and administrative expenses (“SGA”) recognized in connection with the Advisory Agreements totaled $572,216 for the year ended December 31, 2015.

During 2015, offered positions on our Company’s Board of Directors to two individuals, although one of the offers was later rescinded. In addition to annual cash stipends of $30,000, the candidates were granted a total of 200,000 shares of our Company’s common stock vesting 25% on the third, sixth, ninth and twelfth month following the inception of the proposed Board service. SGA totaling $164,416 was recognized in connection with these shares over the service periods in which the shares were earned and was calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace.

In February 2015, we entered into a six-month consulting agreement with an investor relations firm. In addition to a $27,000 retainer, the consulting agreement (as amended) called for the vesting of 110,000 shares of our common stock over the six-month term, issuable upon the conclusion of the agreement. On August 17, 2015, we issued the 110,000 shares of common stock owed to the investor relations firm. We recognized $167,092 of SGA in connection with the consulting agreement during the year ended December 31, 2015.

In March 2015, we purchased technology from an individual in exchange for 150,000 (as amended) shares of our common stock. The common stock was valued at the closing price per share of our common stock, on the date of issuance resulting in the recognition of $150,000 in SGA for the year ended December 31, 2015. During 2015, we issued 200,000 fully vested shares of our common stock to three consultants as compensation for services rendered. The common stock was valued at the closing price per share of our common stock, on the date of issuance, as quoted on the OTC Marketplace resulting in the recognition of $452,100 in stock based compensation for the year ended December 31, 2015.

Common Stock Options

On August 14, 2015, we granted an option to purchase up to 1,000,000 shares of our common stock to each of two employees. The options have a strike price of $1.50 per share, have a term of five years from the date of grant, vest evenly over 24 months and have a cashless exercise feature. The fair value of these options was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 130%, risk-free interest rate 1.61% and expected life of 5 years. We recognized $483,719 of SGA as stock based compensation in connection with the vesting of the options during year ended December 31, 2015.

Common Stock Warrants

Our Company has issued warrants to purchase shares of our common stock to accredited investors and consultants as compensation for services rendered, as well as, in conjunction with the purchase of our common stock. A summary of the Company’s warrants activity and related information as of December 31, 2015 is provided below.

On August 14, 2015, we granted a five-year fully vested warrant to purchase up to 150,000 shares of our common stock to each of two consultants as compensation for financial services rendered. The warrants have a strike price of $2.00 per share and have a cashless exercise feature. The fair value of the warrants was estimated to be $377,327 using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 130%, risk-free interest rate 1.61%, and expected life of 5 years and is included in SGA as stock based compensation in the accompanying statement of operations.

On August 14, 2015, we granted a three-year fully vested warrant to purchase up to 50,000 shares of our common stock to a former consultant of our Company in satisfaction of amounts previously owed to him. The warrant has a strike price of $1.50 per share and has a cashless exercise feature. The fair value of the warrants was estimated to be $55,821 using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 130%, risk-free interest rate 1.08%, and expected life of 3 years and is included in SGA as stock based compensation in the accompanying statement of operations.

On December 11, 2015, we entered into a service agreement (the “SA”) with KBHJJ, LLC (“KBHJJ”). KBHJJ will provide media awareness services to the Company over the five-year life of the SA. In consideration for these services, our Company agreed to compensate KBHJJ as follows:

·	The grant of a two-year warrant to purchase up to 1,350,000 shares at an exercise price of $0.001 per share of the Company’s Common Stock vested as follows: 450,000 shares upon execution of the agreement; 450,000 shares upon the six-month anniversary of the SA; and 450,000 shares upon the one-year anniversary of the SA, contingent upon the completion of certain conditions.
·	Payment of $50,000 upon execution of the SA.
·	Payment of $50,000 due January 4, 2016.
·	Up to 500,000 shares of the Company’s Common Stock that can be earned over the first 18 months of the SA, contingent on hitting benchmarks defined in the SA.

We recognized $567,000 of SGA as stock based compensation in connection with the SA in the accompanying statement of operations in the year ended December 31, 2015.

We have a warrant outstanding held by an investor to purchase up to 500,000 shares of our common stock at a price of $2.50 per share through December 26, 2020, exercisable beginning on December 26, 2015. Any shares acquired thereunder upon exercise may not be sold until June 26, 2016.

Stock Warrants Outstanding as of December 31, 2015
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$0.001	1,350,000	1.97	450,000
$1.50	50,000	2.87	50,000
$2.00	300,000	4.88	300,000
$2.50	500,000	5.25	-
	2,200,000		800,000

NOTE 8 – RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and Chairman of the Board:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“AdvSP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	December 31, 2015	December 31, 2014
AdvSP	$70,890	$45,000
MAK	-	40,084
CWM	34,000	-
Ali Kharazmi	25,641	37,000
Saeed Kharazmi	2,405	-
Less amounts advanced to AdvSP and repaid in January 2016	(95,000)	-
Accounts payable - related parties	$37,936	$122,084

The amount owed to AdvSP at December 31, 2015 of $70,890 relates to legal and administrative services provided by AdvSP employees to our Company. Our Company temporarily advanced $95,000 to AdvSP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. Prior to December 31, 2014, all managerial, legal and administrative services were provided to our Company by related parties, free of charge. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali Kharazmi and all amounts outstanding at December 31, 2015 and December 31, 2014 represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business. The amounts owed to Saeed Kharazmi at December 31, 2015 related to expense reimbursements incurred in the ordinary course of business.

For the year ended December 31, 2014, our Company recognized revenues from AdvSP in the amount of approximately $481,000. We had no revenues from AdvSP during the year ended December 31, 2015. Beginning on December 1, 2014, our Company sublet office space from AdvSP. Prior to December 1, 2014, our Company utilized corporate office space at AdvSP, free of charge. Messrs. Ali and Saeed Kharazmi, our CEO and our Acting CFO, respectively, have been foregoing salaries since NuGene, Inc. was incorporated in 2006.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

We sub-lease our sole corporate facilities at 17912 Cowan, Suite A, Irvine, California, 92614 from AdvSP, an affiliate of our Company, for approximately $16,637 per month (including common area maintenance), consistent with the amount that is charged to AdvSP by the property owner. On February 5, 2015, AdvSP entered into a new five-year lease for the property with the owner beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease was subsequently amended to increase the square footage under lease beginning in January 2016. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

At December 31, 2015, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2016	$193,285
2017	198,935
2018	204,585
2019	210,234
2020	106,530
Total	$913,569

During the years ended December 31, 2015 and 2014, we incurred rent expense totaling $167,454 and $31,314, respectively.

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

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of early discovery to assist us in evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015 and through the date of these financial statements, our Company suffered continued losses from operations with accompanying lack of liquidity. In order to fund operations on a temporary basis while our Company attempted to procure a more permanent form of financing, our Chief Executive Officer arranged for our bank to cover amounts overdrawn on our bank accounts up to $60,000 (the “Temporary Financing”). The Temporary Financing is personally guaranteed by our Chief Executive Officer until such time as all amounts advanced are repaid to the bank. Our Company’s officers have also personally advanced our Company over $57,700 in funding through the date of this Annual Report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2015. Based upon that evaluation, the Company's CEO and Acting CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors
..

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Ali Kharazmi	Chief Executive Officer, President and Director	58	December 29, 2014
M. Saeed Kharazmi	Chairman of the Board, Secretary, Treasurer, Acting Chief Financial Officer	53	December 29, 2014

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

M. Saeed Kharazmi, MD – Chairman of the Board, Acting Chief Financial Officer

Dr. Kharazmi obtained his Medical Degree from University of California, Irvine in 1992 and completed his Residency and Chief Residency at St. Mary’s Medical Center/UCLA in 1996. In 2014 Dr. Kharazmi joined University of California, Riverside (“UCR”) as Health Services Assistant Clinical Professor and became the Medical Director of UCRHealth, a university hospitalist group. He is also the acting Medical Director for Advanced Surgical Partners, a multispecialty surgical facility that he and his brother started in 2005. His interest in age management and research led to the development of Genetic Institute of Anti-Aging in 2005 where he became co-founder of NuGene, a cosmeceutical company. Dr. Kharazmi led the NuGene scientific team to introduce new active ingredients for skin rejuvenation, and wound healing.

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

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2015 and 2014 for services rendered to us by all persons who served as executive officers and directors during that time.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

M. Ali Kharazmi, CEO	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

M. Saeed Kharazmi, Acting CFO	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

Donna Queen, Director(3)	2015	-	-	$130,705	-	$17,500	$148,205
	2014	-	-	-	-	-	-

Dena Kurland, Former CEO(2)	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

(1) Messrs. Ali and Saeed Kharazmi are the founders of NuGene and received no compensation in 2015 or 2014. They were appointed to their executive positions at NuGene Int’l on December 29, 2014.

(2) Ms. Dena Kurland was the Chief Executive Officer of Bling for 2013 and in 2014 until her resignation on December 29, 2014.

(3) Donna Queen was a member of our Company’s Board of Directors from May 26, 2015 to January 19, 2016. Her agreement with the Company called for her to be paid an annual stipend of $30,000 and to receive 100,000 shares of our common stock that vested quarterly.

Grants of Stock Awards

There were no grants of plan-based awards to our named executive officer during the years ended December 31, 2015 and 2014.

Option Exercises and Stock Vested

There were no option exercises or vesting of stock awards to our named executive officers during the years ended December 31, 2015 and 2014.

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

Our officers who served as directors received no compensation for their services as members of our Board of Directors. Donna Queen was a member of our Company’s Board of Directors from May 26, 2015 to January 19, 2016. Her agreement with the Company called for her to be paid an annual stipend of $30,000 and to receive 100,000 shares of our common stock that vested quarterly. She was paid $17,500 for her service as a director through December 31, 2015.

Employment Agreements

Our Company currently has no long-term employment agreements but generally enters into at will agreements with its employees governing terms of their employment. We have one employment agreement with a non-officer executive that governs the terms of his employment and while not specifying a stated term of employment, includes a provision to pay him three months’ salary should his employment be terminated without cause .

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2016, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 17912 Cowan, Irvine, California.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
M. Ali Kharazmi(2) CEO and President	10,735,240 shares	26.26	%(4)

M. Saeed Kharazmi(3) Chairman of the Board	11,235,240 shares	26.91	%(5)

All directors and named executive officers as a group (2 persons)	21,970,480 shares	51.37	%(6)

___________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Common stock beneficially owned by M. Ali Kharazmi includes 958,860 shares of common stock issuable upon conversion of Series A Preferred Stock and 1,500,000 shares of common stock held of record by his spouse. Mr. Kharazmi disclaims ownership in these shares held by his spouse .
(3)	Common stock beneficially owned by M. Saeed Kharazmi includes 958,860 shares of common stock issuable upon conversion of Series A Preferred Stock .
(4)	Percentage of common stock beneficially owned by Ali Kharazmi is calculated by dividing the total amount of common stock beneficially owned by 40,883,533, which includes 39,924,673 shares of common stock outstanding and committed to be issued and 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock owned.
(5)	Percentage of common stock beneficially owned by M. Saeed Kharazmi is calculated by dividing the total amount of common stock beneficially owned by 40,883,533, which includes 39,924,673 shares of common stock outstanding and committed to be issued and 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock owned.
(6)	Percentage of common stock beneficially owned by all named executives is calculated by dividing the total amount of common stock beneficially owned by 41,842,393, which includes 39,924,673 shares of common stock outstanding and 1,917,720 shares of common stock issuable upon conversion of Series A Preferred Stock owned.

Changes in Control. We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

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

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and Chairman of the Board:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“AdvSP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	December 31, 2015	December 31, 2014
AdvSP	$70,890	$45,000
MAK	-	40,084
CWM	34,000	-
Ali Kharazmi	25,641	37,000
Saeed Kharazmi	2,405	-
Less amounts advanced to AdvSP and repaid in January 2016	(95,000)	-
Accounts payable - related parties	$37,936	$122,084

The amount owed to AdvSP at December 31, 2015 of $70,890 relates to legal and administrative services provided by AdvSP employees to our Company. Our Company temporarily advanced $95,000 to AdvSP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. Prior to December 31, 2014, all managerial, legal and administrative services were provided to our Company by related parties, free of charge. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali Kharazmi and all amounts outstanding at December 31, 2015 and 2014 represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business. The amounts owed to Saeed Kharazmi at December 31, 2015 related to expense reimbursements incurred in the ordinary course of business.

For the year ended December 31, 2014, our Company recognized revenues from AdvSP in the amount of approximately $481,000. We had no revenues from AdvSP during the year ended December 31, 2015. Beginning on December 1, 2014, our Company sublet office space from AdvSP. Prior to December 1, 2014, our Company utilized corporate office space at AdvSP, free of charge. Messrs. Ali and Saeed Kharazmi, our CEO and our Acting CFO, respectively, have been foregoing salaries since NuGene, Inc. was incorporated in 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has appointed Weinstein & Co. CPA as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by Weinstein & Co. CPA:

	2015	2014
Audit Fees (1)	$25,000	$24,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$25,000	$24,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for consultation on accounting related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Weinstein & Co. CPA does not provide us with tax compliance, tax advice or tax planning services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8). The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

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

NuGene International, Inc. (Registrant)

Date: March 30, 2016	By:	/s/ M. ALI KHARAZMI
Ali Kharazmi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Ali Kharazmi	Chief Executive Officer, President and Director (Principal	March 30, 2016
Executive Officer)

/s/ M. Saeed Kharazmi	Chairman of the Board, Treasurer, Secretary, and Acting	March 30, 2016
Chief Financial Officer

