Form 10-Q
period 2016-03-31
NuGene International, Inc.
filed 2016-05-23
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
OR
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

The outstanding number of shares of common stock as of May 20, 2016 was: 40,024,673

Documents incorporated by reference: None

NuGene International, Inc.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NuGene International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016 (unaudited)	December 31, 2015

Assets
Current assets:
Cash	$149,290	$22,907
Accounts receivable, net of allowance for doubtful accounts of $177,140 on March 31, 2016 and December 31, 2015	383,627	347,048
Inventories	285,482	177,492
Prepaid inventories	85,280	74,046
Prepaid consulting	122,667	-
Other current assets	80,181	26,509

Total current assets	1,106,527	648,002

Property and equipment, net of accumulated depreciation of $54,214 and $40,620 at March 31, 2016 and December 31, 2015, respectively	199,296	208,350
Deposits	21,321	21,321

	$1,327,144	$877,673

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$733,636	$327,623
Accounts payable and advances - related parties	253,261	37,936
Notes payable and advances	1,200,297	842,504
Accrued interest	92,490	35,052
Other current liabilities	48,555	17,924

Total current liabilities	2,328,239	1,261,039

Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized; 1,917,720 shares issued and outstanding on March 31, 2016 and December 31, 2015	192	192
Common stock; $0.0001 par value; 100,000,000 shares authorized; 40,024,673 and 39,894,673 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	4,003	3,990
Common stock earned but unissued; 218,116 and 302,283 shares as of March 31, 2016 and December 31, 2015, respectively	42	30
Additional paid-in capital	6,640,257	6,180,929
Accumulated deficit	(7,645,589)	(6,568,507)

Total stockholders' deficiency	(1,001,095)	(383,366)

	$1,327,144	$877,673

See accompanying notes to unaudited condensed consolidated financial statements

NuGene International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Revenues	$213,298	$481,360

Cost of goods sold	66,188	177,403

	147,110	303,957

Operating expenses:
Advertising and promotion	57,617	74,077
Personnel	547,378	94,086
Selling, general and administrative	263,037	163,108
Research and development	29,946	51,291
Professional fees	154,389	162,021

Total operating expenses	1,052,367	544,583

Loss from operations	(905,257)	(240,626)

Interest expense, net	(171,825)	-

Net loss	$(1,077,082)	$(240,626)

Weighted average number of common shares outstanding - basic and diluted	39,959,673	39,197,400

Net loss per share - basic and diluted	$(0.03)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements

NuGene International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(1,077,082)	$(240,626)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based compensation and stock issued for services	336,686	40,374
Non-cash portion of interest expense	112,818	-
Depreciation and amortization	13,594	80,172
Bad debt expense	-	2,700
Changes in operating assets and liabilities:
Accounts receivable	(36,579)	(225,090)
Inventories	(107,990)	8,504
Prepaid inventories	(11,234)	-
Other assets	(53,672)	(171,481)
Accounts payable and accrued expenses	406,013	45,833
Accounts payable and advances - related parties	215,325	(96,758)
Deferred revenues	-	(136,748)
Accrued interest	57,438	-
Other liabilities	30,631	-

Cash flows from operating activities	(114,052)	(693,120)

Cash flows from investing activities:
Purchases of property and equipment	(4,540)	(82,699)

Cash flows from financing activities:
Proceeds from issuance of notes payable	244,975	-
Proceeds from issuance of common stock	-	50,000

Cash flows from financing activities	244,975	50,000

Change in cash	126,383	(725,819)

Cash, beginning of period	22,907	1,344,737

Cash, end of period	$149,290	$618,918

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash activities:
Prepaid consulting	$128,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

We have incurred net losses through the date of these financial statements and have yet to establish profitable operations. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with high short-term debt, limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows in 2015 and through March 31, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance our Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of our Company’s obligations, irrespective of whether such guarantees are legally valid and enforceable.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of and for the three months ended March 31, 2016 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

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

Concentration of Revenues

During the three months ended March 31, 2016, we derived 18% of our revenues from one customer. During the three months ended March 31, 2015, we derived 46% of our revenues from a single wholesale distributor. Our distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of any of our major distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company. Research and development expenses totaled $29,946 and $51,291 for the three months ended March 31, 2016 and 2015, respectively.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $177,140 at March 31, 2016 and December 31, 2015. Bad debt expense totaled $2,700 for the three months ended March 31, 2015. At March 31, 2016, we have $327,893 outstanding in accounts receivable from one customer. This balance represents 85.5% of net accounts receivable at March 31, 2016, and none of this balance is included in our allowance for doubtful accounts as of that date. The products represented by this outstanding balance were shipped in December 2015 under extended payment terms of 90 days. As of March 31, 2016, the invoice was past due, however management believes that the full account is recoverable.

Prepaid Consulting

Prepaid consulting represents amounts paid with restricted stock awards for future contractual benefits to be received. The fair value of these restricted stock awards is recorded to prepaid consulting and additional paid-in capital, upon issuance of the shares, and then amortized to the statements of operations over the life of the contracts using the straight-line method. On March 17, 2016, the Company entered into a 12 month consulting arrangement with an unrelated party. The Company granted 200,000 shares which were valued based upon the Company’s closing price on the date of grant. The Company recorded prepaid consulting of $122,667 as of March 31, 2016 and the Company recognized SGA totaling $5,333 for the three months ended March 31, 2016 in connection with this agreement.

Recent Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the condensed consolidated financial statements and related disclosures.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$81,083	$72,287
Finished goods	204,399	105,205
Total Inventories	$285,482	$177,492

NOTE 4 – INTANGIBLE ASSETS

Licensee Agreement

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") under which we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland (“KI”) in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of our Company for up to an additional four years. In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”) of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. We recognized $50,000 and $100,000 in royalty fees during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the KI brand. NuGene prepaid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually (Year 2 having been completely recognized in the three months ended March 31, 2016) with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4. Our Company is currently in arrears with respect to the payment of the Year 2 fee that was due in November 2015. Such payment arrears could be construed as an event of default under the License Agreement and could be a cause for its annulment.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31, 2016	December 31, 2015
Software / website development	$8,219	$8,219
Equipment	141,125	136,585
Leasehold improvements	104,166	104,166
Property and equipment, gross	253,510	248,970
Accumulated depreciation	(54,214)	(40,620)
Property and equipment, net	$199,296	$208,350

Depreciation expense for the three months ended March 31, 2016 and 2015 was $13,594 and $5,172, respectively.

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

Borrowings made pursuant to the 15% Note bear interest at the annual rate of 15% (or $75,000), irrespective of whether paid at or prior to September 25, 2016.  If any amount payable pursuant to the note payable is not paid when due (without regard to any applicable grace periods as set forth in the Note), whether at stated maturity, by acceleration or otherwise, such overdue amount shall bear interest at the rate of 15% from the date of such non-payment until such amount is paid in full. We recognized $ 43,521 in interest expense during the three months ended March 31, 2016 based on an estimated repayment date of April 4, 2016 (see subsequent events footnote below).

During November 2015, we issued a one year 10% promissory notes payable (the “10% Note”) to a purchaser for cash proceeds totaling $50,000. In the event that we secure any future financing with aggregate gross proceeds of at least $1 million while the 10% Note is outstanding, the 10% Note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing. The holder may also convert any unpaid principal under the 10% Note into any funding instrument entered into by our Company for a period of 180 days after the date of the 10% Note. The full interest of 10% of the borrowings under the 10% Note ($5,000) is due irrespective of whether paid at maturity or when required to be prepaid. We have recognized $2,420 in interest expense during the three months ended March 31, 2016 based on an estimated repayment date of May 15, 2016.

On November 30, 2015 and on four subsequent dates during December 2015, four individuals (the “Lenders”) advanced a total of $410,000 to the Company. The borrowings (“Advances”) were not accompanied by documentation of the nature of the Advances. However, there were general discussions as to the repayment terms, the interest expected to be paid to the Lenders and additional equity of the Company to be issued to the Lenders in connection with the Advances. Accordingly, we have accounted for the Advances based on estimates of their still undocumented final terms.

On March 30, 2016, a corporation advanced our Company $244,975. The advance was undocumented but our Company subsequently entered into an agreement with the corporation on terms documented in the subsequent events footnote that follows. The amounts advanced were accounted for at the value of the cash received as of March 31, 2016.

In connection with the expected value of the warrants, we recorded an equity contribution of $138,333 in December 2015 ($82,351 and $15,259 of which was amortized and charged to interest expense during the three months ended March 31, 2016 and December 31, 2015, respectively). We calculated an original issue discount of $51,111 on the borrowings ($30,467 of which was charged to interest expense during the three months ended March 31, 2016) and we have recognized $11,496 of interest during the three months ended March 31, 2016 for the expected interest to be paid on the non-discounted face value of the borrowings.

Borrowings under notes payable and advances as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Company Proceeds	Carrying Value at March 31, 2016	Carrying Value at December 31, 2015	Accrued Interest at March 31, 2016	Accrued Interest at December 31, 2015	Principal Value at Maturity

15% Note	$500,000	$500,000	$500,000	$75,000	$31,479	$500,000
10% Note	50,000	50,000	50,000	3,803	1,383	50,000
Advances - 2015	410,000	405,322	292,504	13,687	2,190	461,111
Advances - 2016	244,975	244,975	-	-	-	275,000
	$1,204,975	$1,200,297	$842,504	$92,490	$35,052	$1,286,111

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

Our Company has Advisory Agreements with members of its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign-on shares vesting for a maximum of an 18-month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Expenses for the issuance of common stock for services related to these share issuances is recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and is calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Selling, general and administrative expenses (“SGA”) recognized in connection with the Advisory Agreements totaled $36,398 and $40,374 for the three months ended March 31, 2016 and 2015, respectively.

On March 17, 2016, we entered into a consulting agreement for services over one year. In connection with the agreement, we granted the consultant 200,000 shares of our fully vested common stock as consideration for the consultant’s services. The Company recorded prepaid consulting of $122,667 as of March 31, 2016 and the Company recognized SGA totaling $5,333 for the three months ended March 31, 2016 in connection with this agreement.

Common Stock Options

On August 14, 2015, we granted an option to purchase up to 1,000,000 shares of our common stock to each of two employees. We recognized $294,955 of SGA as stock based compensation in connection with the vesting of the options during three months ended March 31, 2016.

Common Stock Warrants

Our Company has issued warrants to purchase shares of our common stock to accredited investors and consultants as compensation for services rendered, as well as, in conjunction with the purchase of our common stock. A summary of the Company’s warrants activity and related information as of March 31, 2016 is as follows.

Stock Warrants Outstanding as of March 31, 2016
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$0.001	1,350,000	1.72	450,000
$1.50	50,000	2.62	50,000
$2.00	300,000	4.63	300,000
$2.50	500,000	5.00	-
	2,200,000		800,000

NOTE 8 – RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and Chairman of the Board:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“AdvSP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

March 31, 2016
AdvSP	$178,044
CWM	34,000
Ali Kharazmi	14,029
Saeed Kharazmi	27,188
Accounts payable - related parties	$253,261

The amount owed to AdvSP relates to legal and administrative services provided by AdvSP employees to our Company. Our Company temporarily advanced $95,000 to AdvSP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali and Saeed Kharazmi and all amounts outstanding represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business.

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

At March 31, 2016, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2016 (remainder)	$145,670
2017	198,935
2018	204,585
2019	210,234
2020	106,530
Total	$865,954

During the three month ended March 31, 2016 and 2015, we incurred rent expense totaling $49,913 and $36,000, respectively.

Delinquent Payroll Tax Payments/Returns

The Company is delinquent in filing certain payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly period ended March 31, 2016. The total amount of money owed (excluding potential late filing and late payment penalties) at March 31, 2016 is approximately $70,000 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at March 31, 2016).

Legal Proceedings

•	On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. We filed a response denying all claims and based on our review of the matter, we believe that the complaint is without merit. Early stages of discovery have been completed and we have agreed to stay further discovery and motions during settlement discussions between Plaintiff and KI. Notwithstanding, no assurance of outcome currently can be given.

•	On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of early discovery to assist us in evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

•	In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on assertions made by NSE regarding the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. The Parties are discussing favorable settlement terms and we expect the matter will be resolved soon.

•	In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed our Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. Although we intend to contest various aspects of each claim, we recognize our Company may be held liable and accrued our best estimate of the eventual amount of the settlement.

•	On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Executive totaled $49,998. Our Company’s management is evaluating the merits of this matter. No amounts have been accrued in connection with this matter through March 31, 2016 as it reflected the Executive’s termination of employment on April 6, 2016.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2016, we issued a note payable to Canyon Assets Holdings, Inc. (“Lender”) dated March 28, 2016 in the principal amount of $575,000. The note was issued to the Lender in consideration for the Lender’s having satisfied on the Company’s behalf an outstanding note payable (the “CAH Note”) of the Company (the “JTS Note”). The JTS Note issued September 25, 2015 was repaid in full ($500,000 face value and accrued interest of $75,000) by the Lender with the payment of $575,000 in cash. The terms of the CAH Note call for an interest rate of 15%, due one year from the date of the CAH Note. However, all accrued and unpaid interest and all other amounts payable under the CAH Note are due to the Lender within ten (10) business days after the closing by the Company of an equity or convertible debt financing in one or more series of transactions, with aggregate gross proceeds of at least $1 million.

On April 4, 2016, we issued a $275,000 face value note payable and 50,000 shares of our common stock to Gemini Master Fund, LTD (“Gemini”) pursuant to a Security Purchase Agreement dated March 30, 2016 (the date the funds were received by our Company). Under the terms of the related note payable (the “Gemini Note”), the Company received $245,000, net of costs and original issue discount. Other significant terms of the Gemini Note include:

•	A maturity date of December 31, 2016 in the absence of events triggering mandatory early repayment (as summarized below);
•	Interest accrues at the rate of 8% on the $275,000 face value (18% in the event of an event of default as defined in the Gemini Note);
•	The Gemini Note is convertible in part (subject to a $10,000 minimum) at the option of Gemini into shares of the Company’s common stock at the rate of $0.70 per share (subject to adjustment summarized below);
•	The Company has the option to prepay the Gemini Note;
•	All prepayments of the Gemini Note, whether effected at the option of the Company or subject to mandatory early repayment (as summarized herein), require the Company to repay Gemini 112% of the outstanding principal and all outstanding accrued interest through the date of prepayment;
•	All principal and interest outstanding under the Gemini Note are required to be immediately repaid should the Company complete a financing or series of financings totaling $1.5 million or more; and
•	The Conversion price of the Gemini Note is adjusted for the following: 1) loss of Company DTC eligibility – conversion price adjusts to $0.25 per share; 2) stock dividends and splits – as described in the Gemini Note; 3) a rights offering below the market price (as defined) – as described in the Gemini Note; 4) fundamental transactions (as defined) – as described in the Gemini Note; 5) subsequent equity sales below $0.70 per share – as more particularly detailed and described in the Gemini Note.

The foregoing summaries of the agreements and of the CAH Note and Gemini Note are qualified in by the forms of the agreements included as exhibits to this report. The cash received prior to March 31, 2016 on the Gemini Note were included in notes and advances payable in the accompanying balance sheet as of that date.

In May 2016, we entered into agreements with two employees that hold options to purchase up to 1,000,000 shares of our common stock each. The agreements modified the strike price of their outstanding options from the previous strike prices of $1.50 to $0.55 per share. All other terms of the previous option agreements remained unchanged.

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

RESULTS OF OPERATIONS

The following analysis of the results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, as well as those Risk Factors set out in Part II, Item 1A below. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Sales.

Sales generated during the three months ended March 31, 2016 totaling $213,298 resulted primarily from the sale of our cosmeceutical products to wholesale distributors, including 18% of our revenues to one customer. Our customers generally purchase products from us on a purchase order basis on standard terms (with the notable exception of a large sale to one customer in the fourth quarter of 2015) but future product sales will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of significant customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do not have long-term purchase commitments from our customers.

During the three months ended March 31, 2015, our Company had sales totaling $481,360, 46% of which was sold to one customer. Our sales in 2016 decreased 268,062 or 55% from the same period in 2015. While our sales decrease could be attributed in part to decreases in customer demand for our products of which we are unaware at present, we believe our severe lack of liquidity was a significant contributing factor. Our inability to maintain our balances current with our suppliers hampered our ability to procure the ingredients needed to produce our products. Additionally, our cash constraints made it difficult to afford and to recruit qualified senior level employees, especially in the area of marketing. Our plans for launching a television direct marketing campaign have also been delayed for the same reasons. We estimate that absent successful procurement of the funding that we currently seek, we will be unable to build sales in accordance with our corporate plans and sales could continue to be stagnant or decrease significantly.

Cost of Goods Sold.

Cost of goods sold during the three months ended March 31, 2016 totaled $66,188 and represented 31% of sales. These costs consisted primarily of the cost of raw materials, product packaging, and direct labor used in the manufacture of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during the same period in 2015 totaled $177,403, or 37% of sales. Our products sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in the production of our products, the desirability of our products and our ability to grow sales in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing and our aforementioned liquidity challenges could significantly affect such relationships.

Expenses.

Advertising and promotion.

Advertising and promotion totaled $57,617 for the three months ended March 31, 2016 compared to $74,077 during the same period in 2015. This represented a decrease of $16,459 or 22% from 2015 to 2016. The majority of these expenses in 2016 were for marketing consultants and brand management expenses ($55,326). The decrease in the non-marketing related portion of advertising and promotion was primarily attributable to our Company’s lack of available funding to carry on our planned advertising and promotion of our product.

Personnel.

Personnel expenses of $547,378 increased $453,292 for the first quarter of 2016 (482% or nearly six times) from the first quarter of 2015 ($94,086). The increase in personnel expenses was attributable to additional employees on board in 2016 (including several highly compensated executives) that were not employed in 2015. Included in personnel costs was stock based compensation (a noncash expense) that increased from $40,374 in 2015 to $331,353 in the first quarter of 2016, an increase of $290,979 or over 7.2 times the prior year’s amount. In both 2015 and 2016, our Chief Executive Officer and Chief Financial Officer neither accrued nor received any compensation for services rendered to our Company. Personnel expenses do not include direct labor charged directly to products we manufacture.

Included in personnel expenses are our Company’s share of payroll taxes totaling $29,389 in 2016. As previously noted, our Company has not remitted neither its share of payroll tax expenses nor the amounts withheld from employees’ paychecks during the months of February, March and April 2016.

Selling, general and administrative.

Selling, general and administrative expenses (“SGA”) totaled $263,037 for the three months ended March 31, 2016 compared to $163,108 for the three months ended March 31, 2015. This was an increase of $99,929 or more than 61%. Included in SGA was $5,333 stock based payment for the three months ended March 31, 2016 as the grant of 200,000 shares of our common stock to a consultant (no comparable expense was incurred in 2015). SGA also included $43,321 in insurance expense (2015 - $9,246) and $49,913 in rent expense (2015 - $36,000).

Research and development.

Expenses related to research and development totaled $29,946 for the three months ended March 31, 2016 compared to $51,291 for the corresponding period in 2015. This represented a decrease of $21,345 or 42% year over year. The decrease in the in research and development expense was primarily attributable to our Company’s lack of available funding to carry on our planned advertising and promotion of our product.

Professional fees.

Professional fees totaled $154,389 for the three months ended March 31, 2016 compared to $162,021 for the three months ended March 31, 2015. This represented a decrease of $7,633 or nearly 5%. A significant decrease in accounting and auditing expenses in excess of $30,000 due to the lack of merger related costs in the current year was offset by increased legal expenses of $62,241 in 2016 compared to $27,942 in 2015. The $34,299 increase (123%) in 2016 was primarily due to the legal fees in connection with litigation matters (discussed elsewhere) and the cost of our in-house attorney.

Interest expense.

Interest expense arose as a result of our borrowings outstanding during the three months ended March 31, 2016 (there were no interest bearing liabilities in the comparable period of 2015). While there was no cash interest due during the period, interest expense resulted from the accretion to face value of borrowings advanced to our Company in December 2015 as well as accruing interest on all debt outstanding. Interest of $171,825 on the December 31, 2015 carrying value of the notes payable and advances of $842,504. This reflects our Company’s poor credit worthiness and need to resort to very high cost borrowing in order to procure the funding necessary to maintain our Company’s operations.

Net Loss.

We reported a net loss of $1,077,082 during the three months ended March 31, 2016 compared to a net loss of $240,626 in the comparable period of 2015.

Liquidity and Capital Resources.

We have incurred recurring operating losses and negative operating cash flows in 2015 and through March 31, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance our Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of our Company’s obligations, irrespective of whether such guarantees are legally valid and enforceable.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of and for the three months ended March 31, 2016 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have not been any material changes to our critical accounting policies since December 31, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company's management, including our Company's Chief Executive Officer ("CEO") and our Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of our Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, our Company's CEO and Acting CFO concluded that our Company's disclosure controls and procedures were not effective as of March 31, 2016 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Legal Proceedings

•	On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. We filed a response denying all claims and based on our review of the matter, we believe that the complaint is without merit. Early stages of discovery have been completed and we have agreed to stay further discovery and motions during settlement discussions between Plaintiff and KI. Notwithstanding, no assurance of outcome currently can be given.

•	On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of early discovery to assist us in evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

•	In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on assertions made by NSE regarding the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. The Parties are discussing favorable settlement terms and we expect the matter will be resolved soon.

•	In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed our Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. Although we intend to contest various aspects of each claim, we recognize our Company may be held liable and accrued our best estimate of the eventual amount of the settlement.

•	On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Executive totaled $49,998. Our Company’s management is evaluating the merits of this matter. No amounts have been accrued in connection with this matter through March 31, 2016 as it reflected the Executive’s termination of employment on April 6, 2016.

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

During 2015, the majority of our revenues were derived from two wholesale distributors. The loss of the distributors could have a material negative effect on our financial condition.

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

As of March 31, 2016, we had an accumulated deficit of approximately $7.6 million and we have reported a net loss of approximately $1.1 million for the three months ended March 31, 2016. Our working capital deficit as of March 31, 2016 amounted to approximately $1.2 million and was not adequate to sustain our operations. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term and we may not be able to sustain operations at current levels.

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

Our current cash and cash equivalents are insufficient to fund our operations through the end of our second quarter in 2016. We need to raise additional funds to finance our operations and to fund product development programs, sales and marketing initiatives for our current products. Factors affecting our product development expenses include, but are not limited to:

•	The number of our products in early-stage development;

•	Our licensing or other partnership activities, including the timing and amount of related development funding, licensee fees or milestone payments;

•	The number and outcome of clinical trials conducted by us and/or our collaborators; and

•	Our future levels of revenue.

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

CORPORATE AND OTHER RISKS

Our Company is delinquent with respect to the payroll taxes required to be deposited.

We are delinquent with respect to the deposit of required payroll tax withholdings and related employer taxes. As of the date of this report, the deficiencies approximate $70,000, not including any penalties and interest. In addition to the pressing capital need associated with the satisfaction of the deposit deficiencies, should the government entities to whom we are in arrears take administrative or criminal action against our Company, not only might our operations be severely disrupted, individual officers or members of our Board of Directors may be personally liable for any assessments made. A government entity could potentially shut down our Company until such time as its delinquencies were brought current. Such a shutdown could effectively push our Company into bankruptcy. Such governmental actions could cause our operations to cease and an investor would lose all his or her investment in our Company.

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

NuGene International, Inc. (Registrant)

Date: May 23, 2016	By:	/s/ ALI KHARAZMI
Ali Kharazmi
Chief Executive Officer

Date: May 23, 2016	By:	/s/ SAEED KHARAZMI
Saeed Kharazmi, M.D.
Acting Chief Financial Officer

