Form 10-Q
period 2016-06-30
NuGene International, Inc.
filed 2016-08-22
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The outstanding number of shares of common stock as of August 19, 2016 was: 40,334,673

Documents incorporated by reference: None

NUGENE INTERNATIONAL, INC.

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NuGene International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$14,742	$22,907
Accounts receivable, net of allowance for doubtful accounts of $501,758 and $177,140 on June 30, 2016 and December 31, 2015, respectively	46,103	347,048
Inventories	378,530	177,492
Prepaid inventories	57,770	74,046
Prepaid consulting	91,077	-
Other current assets	61,371	26,509
Total current assets	649,593	648,002

Property and equipment, net of accumulated depreciation of $67,883 and $40,620 at June 30, 2016 and December 31, 2015, respectively	185,627	208,350
Deposits	21,321	21,321
Total assets	$856,541	$877,673

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$584,006	$327,623
Accounts payable and advances - related parties	356,035	37,936
Notes payable and advances	1,372,536	842,504
Accrued interest	49,202	35,052
Derivative liabilities	98,378	-
Other current liabilities	256,308	17,924
Total current liabilities	2,716,465	1,261,039
Total liabilities	2,716,465	1,261,039

Commitments and contingencies

Stockholders' deficiency
Series A convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized; 1,917,720 shares issued and outstanding on June 30, 2016 and December 31, 2015	192	192
Common stock; $0.0001 par value; 100,000,000 shares authorized; 40,334,673 and 39,894,673 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	4,034	3,990
Common stock earned but unissued; 463,949 and 302,283 shares as of June 30, 2016 and December 31, 2015, respectively	47	30
Additional paid-in-capital	7,275,370	6,180,929
Accumulated deficit	(9,139,567)	(6,568,507)
Total stockholders' deficiency	(1,859,924)	(383,366)
Total liabilities and stockholders' deficiency	$856,541	$877,673

See accompanying notes to unaudited condensed consolidated financial statements

NuGene International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$110,795	$536,363	$324,093	$1,017,723
Cost of goods sold	37,244	116,629	103,432	293,532
Gross margin	73,551	419,734	220,661	724,191

Operating expenses
Advertising and promotion	150,997	84,271	208,614	158,982
Personnel	169,929	556,724	717,307	554,754
Selling, general and administrative	561,997	242,727	825,034	541,824
Research and development	14	21,912	29,960	73,203
Professional fees	531,866	286,370	686,255	407,824
Total operating expenses	1,414,803	1,192,004	2,467,170	1,736,587
Loss from operations	(1,341,252)	(772,270)	(2,246,509)	(1,012,396)

Other income (expenses)
Interest income	-	-	1	-
Interest expense	(160,626)	-	(332,452)	-
Change in fair value of derivative liabilities	7,900	-	7,900	-
Total other expenses	(152,726)	-	(324,551)	-
Net loss	$(1,493,978)	$(772,270)	$(2,571,060)	$(1,012,396)

Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	40,215,003	39,582,096	40,097,475	39,390,810

See accompanying notes to unaudited condensed consolidated financial statements

NuGene International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,571,060)	$(1,012,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and stock issued for services	932,998	436,425
Non-cash portion of interest expense	249,502	-
Depreciation and amortization	27,263	13,888
Amortization of debt discount	67,235	-
Change in fair value of derivative liabilities	(7,900)	-
Bad debt expense	324,618	88,760
Changes in assets and liabilities:
Accounts receivable	(23,673)	(369,843)
Inventories	(201,038)	10,622
Brand participation fee	-	150,000
Prepaid inventories	16,276	-
Other assets	(34,862)	(137,345)
Accounts payable and accrued expenses	256,383	81,860
Accounts payable and advances - related parties	318,099	(71,024)
Deferred revenues	-	(234,917)
Accrued interest	14,150	-
Other liabilities	238,384	-
Net cash used in operating activities	(393,625)	(1,043,970)

Cash flows from investing activities
Deposits	-	(13,216)
Purchase of property and equipment	(4,540)	(141,045)
Net cash used in investing activities	(4,540)	(154,261)

Cash flows from financing activities
Proceeds from issuance of notes payable	390,000	-
Proceeds from issuance of common stock	-	340,000
Net cash provided by investing activities	390,000	340,000

Net decrease in cash and cash equivalents	(8,165)	(858,231)
Cash, beginning of period	22,907	1,344,737
Cash, end of period	$14,742	$486,506

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash activities:
Issurance of common shares in connection with notes payable	$26,642	$-
Derivative liabilities	$106,278	$-
Beneficial conversion feature in connection with notes payable	$43,785	$-
Issuance of previously earned but unissued common stock	$13	$-
Prepaid consulting	$128,000	$-
Issuance of common stock for intellectual property	$-	$250,000
Cancellation of common stock for intellectual property	$-	$(100,000)

See accompanying notes to unaudited condensed consolidated financial statements

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (also refer to as “we”, “us”, “our”, “the “Company” or “NGI”) was incorporated in the State of Nevada on October 31, 2013. NuGene, Inc. (our wholly owned subsidiary) was incorporated in the state of California in December 2006. On January 20, 2015, we formed NuGene BioPharma, Inc. (“BioPharma”) as a wholly owned California incorporated subsidiary of NGI. On November 6, 2015, we formed The Aesthetic Group, Inc. (“TAG”) as a wholly owned California incorporated subsidiary of NGI. Both BioPharma and TAG had no significant independent operations since inception.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

We have incurred net losses through the date of these financial statements and have yet to establish profitable operations. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with high short-term debt, limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows in 2015 and through June 30, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance our Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of our Company’s obligations, irrespective of whether such guarantees are legally valid and enforceable.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Inventories

The Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. The Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. For the three and six months ended June 30, 2016 and 2015, the Company did not recognize any charges to operations associated with excess and obsolete inventory.

Property and Equipment

Property and equipment consist of office furniture, computer equipment, laboratory equipment, purchased software, website development and improvements made to our leased offices and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three or five year useful lives of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

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

Concentration of Revenues

During the three and six months ended June 30, 2016, we derived 18% and 12%, respectively, of our revenues from one customer. During the three and six months ended June 30, 2015, we derived 78% and 23%, respectively, of our revenues from a single wholesale distributor. Our distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of any of our major distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

Cost of Goods Sold

Cost of goods sold include all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company. Research and development expenses totaled approximately $30,000 and $73,000 for the six months ended June 30, 2016 and 2015, respectively.

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was approximately $502,000 and $177,000 at June 30, 2016 and December 31, 2015, respectively. Bad debt expense totaled approximately $330,000 and $89,000 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we have approximately $328,000 outstanding in accounts receivable from one customer. This balance represents 60.0% of gross accounts receivable and has been fully reserved as a doubtful account as of June 30, 2016.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Debt Discounts - Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

Share Based Payments

The Company recognizes compensation expense for all equity-based payments in accordance with ASC 718 - Share-based payments. Under ASC 718’s fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

The Company accounts for share-based payments granted to non-employees in accordance with ASC 505 - Equity Based Payments to Non-Employees. The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Common stock equivalents totaling, 4,592,857 and 2,417,720 on June 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share on the consolidated statement of operations because the Company reported a net loss during the three and six months ended June 30, 2016 and 2015 and therefore would be anti-dilutive.

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2015, no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Recent Accounting Standards Updates

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on the condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the condensed consolidated financial statements and related disclosures.

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

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$183,892	$72,287
Work in process	3,763	-
Finished goods	190,875	105,205
Total Inventories	$378,530	$177,492

NOTE 4 – LICENSE AGREEMENT

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") under which we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland (“KI”) in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of our Company for up to an additional four years. In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”) of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. We recognized $101,000 and $100,000 in royalty fees during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30, 2016	December 31, 2015
Software / website development	$8,220	$8,219
Equipment	141,124	136,585
Leasehold improvements	104,166	104,166
Property and equipment, gross	253,510	248,970
Accumulated depreciation	(67,883)	(40,620)
Property and equipment, net	$185,627	$208,350

Depreciation expense for the three months ended June 30, 2016 and 2015 was approximately $14,000 and $9,000, respectively.

Depreciation expense for the six months ended June 30, 2016 and 2015 was approximately $27,000 and $14,000, respectively.

NOTE 6 - PROMISSORY NOTES PAYABLE AND ADVANCES

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

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

On April 4, 2016, we issued a $275,000 face value note payable and 50,000 shares of our common stock to Gemini Master Fund, LTD (“Gemini”) pursuant to a Security Purchase Agreement dated March 30, 2016 (the date the funds were received by our Company). Under the terms of the related note payable (the “Gemini Note”), the Company received $245,000, net of costs and original issue discount. Other significant terms of the Gemini Note include:

•	A maturity date of December 31, 2016 in the absence of events triggering mandatory early repayment (as summarized below);
•	Interest accrues at the rate of 8% on the $275,000 face value (18% in the event of an event of default as defined in the Gemini Note);
•	The Gemini Note is convertible in part (subject to a $10,000 minimum) at the option of Gemini into shares of the Company’s common stock at the rate of $0.70 per share (subject to adjustment summarized below);
•	The Company has the option to prepay the Gemini Note;
•	All prepayments of the Gemini Note, whether effected at the option of the Company or subject to mandatory early repayment (as summarized herein), require the Company to repay Gemini 112% of the outstanding principal and all outstanding accrued interest through the date of prepayment;
•	All principal and interest outstanding under the Gemini Note are required to be immediately repaid should the Company complete a financing or series of financings totaling $1.5 million or more;
•	The Conversion price of the Gemini Note is adjusted for the following: 1) loss of Company DTC eligibility - conversion price adjusts to $0.25 per share; 2) stock dividends and splits - as described in the Gemini Note; 3) a rights offering below the market price (as defined) - as described in the Gemini Note; 4) fundamental transactions (as defined) - as described in the Gemini Note; 5) subsequent equity sales below $0.70 per share - as more particularly detailed and described in the Gemini Note; and
•	The Gemini Note is convertible into 392,857 shares of common stock

The embedded conversion feature of the Gemini Note was bifurcated and valued at $106,000 at inception.

The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the convertible note issued during the six months ended June 30, 2016, with the following key inputs:

At inception
Stock price	$0.68
Term (years)	0.76
Volatility	98.9%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

In connection with the issuance of the Gemini Note, we recorded additional debt discounts related to the following:

•	Issuance of 50,000 shares of our common stock resulting in the relative common stock fair value of $27,000;
•	Recording of a beneficial conversion feature of $44,000; and
•	Original issuance discount of $25,000.

The debt discount is amortized to interest expense using the effective interest method over the term of the notes. During the three and six months ended June 30, 2016, the Company recognized interest expense of approximately $67,000 resulting from amortization of the debt discount, resulting in a net Gemini Note balance of $140,530.

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Borrowings under notes payable and advances as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Company Proceeds	Carrying Value at June 30, 2016	Carrying Value at December 31, 2015	Accrued Interest at June 30, 2016	Accrued Interest at December 31, 2015	Principal Value at Maturity
15% Note	$500,000	$—	$500,000	$—	$31,479	$—
10% Note	50,000	50,000	50,000	3,205	1,383	50,000
10% Note (2015 Advances)	410,000	476,512	292,504	25,183	2,190	461,111
10% Note (2016 Advances)	140,000	130,494	—	3,422	—	155,556
8% Convertible Note	245,000	140,530	—	5,545	—	275,000
8% Convertible Note	—	575,000	—	11,847	—	575,000
	$1,345,000	$1,372,536	$842,504	$49,202	$35,052	$1,516,667

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 by level within the fair value hierarchy, are as follows:

	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Embedded conversion option	$-	$-	$98,378

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

As of June 30, 2016, the embedded conversion option has an aggregate fair value of $98,378. The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Six Months Ended June, 2016

	Balance at December 31,		Change in Fair Market	Balance at June 30,
	2015	Issuance	Value	2016
Embedded conversion option	$-	$106,278	$7,900	$98,378

Management used a Monte Carol model to estimate the fair value of the embedded conversion option at June 30, 2016, with the following key inputs:

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

As of June 30, 2016
Stock price	$0.42 - $0.68
Term (years)	0.50 - 0.76
Volatility	98.9% - 113.4%
Risk-free rate of interest	0.50% - 0.36%
Dividend yield	0.0%

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

Our Company has Advisory Agreements with members of its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign-on shares vesting for a maximum of an 18-month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Expenses for the issuance of common stock for services related to these share issuances is recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and is calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. Selling, general and administrative expenses (“SGA”) recognized in connection with the Advisory Agreements totaled approximately $63,000 and $297,000 for the six months ended June 30, 2016 and 2015, respectively, and approximately $26,000 and $256,000 for the three months ended June 30, 2016 and 2015, respectively.

On April 4, 2016, we issued a $275,000 face value note payable and 50,000 shares of our common stock to Gemini Master Fund, LTD (“Gemini”) pursuant to a Security Purchase Agreement dated March 30, 2016 (the date the funds were received by our Company). Under the terms of the related note payable (the “Gemini Note”), the Company received $245,000, net of costs and original issue discount.

In June 2016, Theodore Schwarz executed an Offer Letter whereby Mr. Schwarz agreed to become a member of our Company’s Board of Directors (the “Board”). Under the Offer Letter the Company has agreed to pay Mr. Schwarz $2,500 for each Board of Directors meeting attended. Additionally, Mr. Schwarz may be issued 500,000 shares of the Company’s common stock in the future that may vest at the rate of 166,666 shares per year, over a three-year period provided Mr. Schwarz continues to serve on the Board.

Restricted Stock Awards

On March 17, 2016, we entered into a consulting agreement for services over one year. In connection with the agreement, we granted the consultant 200,000 shares of our fully vested common stock as consideration for the consultant’s services. The Company recorded prepaid consulting of approximately $128,000 in the first quarter of 2016 and recognized stock based compensation totaling approximately $32,000 and $37,000 for the three and six months ended June 30, 2016 in connection with this agreement.

In November 2015, the Company entered into a consulting agreement with a third party for consulting services over six months. The Company agreed to pay the consultant 90,000 in shares of the Company’s restricted stock, which were issued over six months. The Company issued 30,000 shares of restricted stock in February 2016, and the remaining 60,000 shares were issued in June 2016, resulting in $378,000 of stock based compensation expense for the six months ended June 2016.

In April, 2016, the Company entered into a consulting agreement with a third party for consulting services over a year. The 200,000 shares of restricted stock award vested on April 25, 2016. The grant date fair value of restricted stock award was $118,000 and was immediately recognized as stock based compensation.

A summary of the restricted stock award activity for the six months ended June 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2015	-	$-
Granted	290,000	0.60
Vested	(290,000)	0.60
Nonvested at June 30, 2016	-	$-

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Common Stock Options

On August 14, 2015, we granted an option to purchase up to 1,000,000 shares of our common stock to each of two employees. On May 2, 2016, we reduced the exercise price from $1.50 per share to $0.54 per share for these options. All other terms of the previous option agreements remained unchanged. We remeasured the options on the modification date using the Black-Scholes Model. The incremental fair value of vested options was approximately $71,000 and was recognized immediately. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the unvested option shares was approximately $1.7 million on the modification date and will be amortized ratably over the remaining vesting period.   We recognized approximately $382,000 and $677,000 of SGA as stock based compensation in connection with the vesting of the options during the three and six months ended June 30, 2016, respectively.

As of June 30, 2016, there was 2,000,000 stock options outstanding, with an average exercise price of $0.54 per share and a weighted average remaining life of 4.12 years. As of June 30, 2016, the stock options had an intrinsic value of approximately $105,000 and unrecognized compensation of approximately $1.4 million. 875,000 shares of the stock options are vested.

Common Stock Warrants

Our Company has issued warrants to purchase shares of our common stock to accredited investors and consultants as compensation for services rendered, as well as, in conjunction with the purchase of our common stock. A summary of the Company’s warrants activity and related information as of June 30, 2016 is as follows.

Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$0.001	1,350,000	1.47	450,000
$1.50	50,000	2.37	50,000
$2.00	300,000	4.38	300,000
$2.50	500,000	4.75	-
	2,200,000		800,000

NOTE 9 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and Chairman of the Board:

Ali Kharazmi	Chief Executive Officer, President, Board Member and greater than 10% shareholder
Saeed Kharazmi	Chairman of the Board, Acting Chief Financial Officer and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“AdvSP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

June 30, 2016
AdvSP	$203,045
CWM	34,000
Ali Kharazmi	104,472
Applied M.A.K.	5,000
Saeed Kharazmi	9,518
Accounts payable - related parties	$356,035

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

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

At June 30, 2016, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2016	$98,055
2017	198,935
2018	204,585
2019	210,234
2020	106,530
Total	$818,339

During the three months ended June 30, 2016 and 2015, we incurred rent expense totaling approximately $50,000 and $37,000, respectively. During the six months ended June 30, 2016 and 2015, we incurred rent expense totaling approximately $100,000 and $73,000, respectively.

Delinquent Payroll Tax Payments/Returns

The Company is delinquent in filing certain payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly period ended June 30, 2016. The total amount of money owed (excluding potential late filing and late payment penalties) at June 30, 2016 is approximately $105,000 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at June 30, 2016). In August 2016, the Company paid $51,000 of this balance.

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

NUGENE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Executive totaled $49,998. Our Company’s management is evaluating the merits of this matter. No amounts have been accrued in connection with this matter through June 30, 2016.

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

NOTE 11 - SUBSEQUENT EVENTS

On July 19, 2016, we issued a sixty day 15% promissory note payable to a purchaser for cash proceeds totaling $35,000. In the event that we secure any future financing with aggregate gross proceeds of at least $500,000 while the promissory note is outstanding, the promissory note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing.

During July and August 2016, four individuals (the “Lenders”) advanced a total of $435,000 to the Company. The borrowings (“Advances”) were not accompanied by documentation of the nature of the Advances. However, there were general discussions as to the repayment terms and the interest expected to be paid to the Lenders in connection with the Advances. Accordingly, we have accounted for the Advances based on estimates of their still undocumented final terms.

On July 18, 2016, the Board of Directors of the Company (the “Board”) appointed Steven R. Carlson to serve as Chief Executive Officer of NuGene International, Inc. (the “Company”). His appointment is to be effective as of and on 25 July 2016. In connection with the hiring of Mr. Carlson, Ali Kharazmi resigned his position as our Chief Executive Officer. Mr. Kharazmi’s resignation will coincide with Mr. Carlson’s start date, 25 July 2016. Mr. Kharazmi will continue to render significant services to the Company and will continue to serve as the Company’s Chairman of the Board.

On or around August 4, 2016 the Company settled the litigation brought by Stemage Skin Care, LLC (the “Plaintiff”). In that matter the Plaintiff sued the Company, our Chairman and Secretary, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum, and Erik Sterling. The complaint sought damages based upon: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The action arose out of an August 20, 2012 agreement between Plaintiff and Kathy Ireland Inc. (“KI”) pursuant to which KI made Kathy Ireland available to perform “Ambassador Services”, as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland. The matter has been settled for a total payment of $50,000 to Plaintiff. It has yet to be determined how much of that amount will be paid by the Company. The settlement paperwork is in process but has not yet been finalized. The Company expects full dismissal, with prejudice, within the next 45-days.

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

RESULTS OF OPERATIONS

The following analysis of the results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, as well as those Risk Factors set out in Part II, Item 1A below. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

For the three months ended June 30, 2016 (“Q2 2016”) as compared to the three months ended June 30, 2015 (“Q2 2015”)

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

Sales.

Sales generated during the three months ended June 30, 2016 totaled $0.1 million resulted primarily from the sale of our cosmeceutical products to wholesale distributors, including 14% of our revenues to one customer. Our customers generally purchase products from us on a purchase order basis on standard terms but future product sales will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of significant customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do not have long-term purchase commitments from our customers.

During the three months ended June 30, 2015, our Company had sales totaling $0.5 million, 83% of which was sold to one customer. Our sales in 2016 decreased $426,000 or 79% from the same period in 2015. While our sales decrease could be attributed in part to decreases in customer demand for our products of which we are unaware at present, we believe our severe lack of liquidity was a significant contributing factor. Our inability to maintain our balances current with our suppliers hampered our ability to procure the ingredients needed to produce our products. Additionally, our cash constraints made it difficult to afford and to recruit qualified senior level employees, especially in the area of marketing. Our plans for launching a television direct marketing campaign have also been delayed for the same reasons. We estimate that absent successful procurement of the funding that we currently seek, we will be unable to build sales in accordance with our corporate plans and sales could continue to be stagnant or decrease significantly.

Cost of Goods Sold.

Cost of goods sold during the three months ended June 30, 2016 totaled $37,244 and represented 33.6% of sales. These costs consisted primarily of the cost of raw materials, product packaging, and direct labor used in the manufacture of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during the same period in 2015 totaled $116,629, or 22% of sales. Our products sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in the production of our products, the desirability of our products and our ability to grow sales in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing and our aforementioned liquidity challenges could significantly affect such relationships.

Expenses.

Advertising and promotion.

Advertising and promotion totaled $150,997 million for the three months ended June 30, 2016 compared to $84,271 during the same period in 2015. This represented an increase of $66,726 from 2015 to 2016. The increase was primarily attributable to expenses related to marketing consultants and brand management.

Personnel.

Personnel expenses of $0.2 million decreased $0.4 million for the second quarter of 2016 from the second quarter of 2015 ($0.6 million). The decrease in personnel expenses was attributable to a reduction of employees on board in the three months ended June 30, 2016 (including several highly compensated executives).

Selling, general and administrative.

Selling, general and administrative expenses (“SGA”) totaled $0.6 million for the three months ended June 30, 2016 compared to $0.2 million for the three months ended June 30, 2015. The increase of $0.4 million was primarily attributable to an increase of $0.3 million in bad debt expense (2015 - $6,000).

Research and development.

Expenses related to research and development totaled approximately zero for the three months ended June 30, 2016 compared to $22,000 for the corresponding period in 2015. This represented a decrease of $22,000 or 100% year over year. The decrease in the in research and development expense was primarily attributable to our Company’s lack of available funding to carry on our planned research and development activities.

Professional fees.

Professional fees totaled $0.5 million for the three months ended June 30, 2016 compared to $0.3 million for the three months ended June 30, 2015. This represented an increase of $0.2 million. The increase was primarily due to an increase in stock-based compensation expense of $0.4 million related to modifications of awards and amortization of stock options.

Other income (expenses).

Interest expense arose as a result of our borrowings outstanding during the three months ended June 30, 2016 (there were no interest bearing liabilities in the comparable period of 2015). While there was no cash interest due during the period, interest expense resulted from the accretion to face value of borrowings advanced to our Company in December 2015 as well as accruing interest on all debt outstanding. During the three months ended June 30, 2016, interest expense incurred totaled $0.2 million.

Other income increased by $7,900 as a result of the revaluation of our derivative instrument as of June 30, 2016.

Net Loss.

We reported a net loss of $1.5 million during the three months ended June 30, 2016 compared to a net loss of $0.8 million in the comparable period of 2015.

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

Sales.

Sales generated during the six months ended June 30, 2016 totaled $0.3 million resulted primarily from the sale of our cosmeceutical products to wholesale distributors, including 12% of our revenues to one customer. Our customers generally purchase products from us on a purchase order basis on standard terms but future product sales will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of significant customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do not have long-term purchase commitments from our customers.

During the six months ended June 30, 2015, our Company had sales totaling $1.1 million, 44% of which was sold to one customer. Our sales in 2016 decreased $0.7 million or 68% from the same period in 2015. While our sales decrease could be attributed in part to decreases in customer demand for our products of which we are unaware at present, we believe our severe lack of liquidity was a significant contributing factor. Our inability to maintain our balances current with our suppliers hampered our ability to procure the ingredients needed to produce our products. Additionally, our cash constraints made it difficult to afford and to recruit qualified senior level employees, especially in the area of marketing. Our plans for launching a television direct marketing campaign have also been delayed for the same reasons. We estimate that absent successful procurement of the funding that we currently seek, we will be unable to build sales in accordance with our corporate plans and sales could continue to be stagnant or decrease significantly.

Cost of Goods Sold.

Cost of goods sold during the six months ended June 30, 2016 totaled $103,432 and represented 32% of sales. These costs consisted primarily of the cost of raw materials, product packaging, and direct labor used in the manufacture of our cosmeceutical products, as well as shipping and handling. Cost of goods sold during the same period in 2015 totaled $293,532, or 29% of sales. Our products sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in the production of our products, the desirability of our products and our ability to grow sales in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing and our aforementioned liquidity challenges could significantly affect such relationships.

Expenses.

Advertising and promotion.

Advertising and promotion totaled $0.2 million for the six months ended June 30, 2016 compared to $0.2 million during the same period in 2015, resulting in a $50,000 increase from 2015 to 2016. The majority of the increase was related to marketing consultants and brand management expenses.

Personnel.

Personnel expenses of $0.7 million increased $0.1 million for six months ended June 30, 2016 from the same prior year period ($0.6 million).

Selling, general and administrative.

Selling, general and administrative expenses (“SGA”) totaled $0.8 million for the six months ended June 30, 2016 compared to $0.5 million for the six months ended June 30, 2015. The increase of $0.3 million was primarily related to an increase of $0.3 million in bad debt expense (2015 - $0.1 million).

Research and development.

Expenses related to research and development totaled $29,960 for the six months ended June 30, 2016 compared to $73,203 for the corresponding period in 2015. This represented a decrease of $43,243 year over year. The decrease in the in research and development expense was primarily attributable to our Company’s lack of available funding to carry on our planned research and development activities.

Professional fees.

Professional fees totaled $0.7 million for the six months ended June 30, 2016 compared to $0.4 million for the six months ended June 30, 2015. The $0.4 million increase was primarily due to an increase in stock-based compensation expense of $0.3 million related to modifications of awards and amortization of stock options.

Other income (expenses).

Interest expense arose as a result of our borrowings outstanding during the six months ended June 30, 2016 (there were no interest bearing liabilities in the comparable period of 2015). While there was no cash interest due during the period, interest expense resulted from the accretion to face value of borrowings advanced to our Company in December 2015 as well as accruing interest on all debt outstanding. During the six months ended June 30, 2016, interest expense incurred totaled $0.3 million.

Other income increased by $7,900 as a result of the revaluation of our derivative instrument as of June 30, 2016.

Net Loss.

We reported a net loss of $2.6 million during the six months ended June 30, 2016 compared to a net loss of $1.0 million in the comparable period of 2015.

Liquidity and Capital Resources.

We have incurred recurring operating losses and negative operating cash flows in 2015 and through June 30, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance our Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of our Company’s obligations, irrespective of whether such guarantees are legally valid and enforceable.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of and for the three months ended June 30, 2016 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company's management, including our Company's Chief Executive Officer ("CEO") and our Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of our Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, our Company's CEO and Acting CFO concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2016 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Legal Proceedings

•	On July 10, 2015 Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. ("KI") pursuant to which KI made Kathy Ireland available to perform “Ambassador Services" as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. We filed a response denying all claims and based on our review of the matter, we believe that the complaint is without merit. Early stages of discovery have been completed and we have agreed to stay further discovery and motions during settlement discussions between Plaintiff and KI. Notwithstanding, no assurance of outcome currently can be given.

•	On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. We are in the process of early discovery to assist us in evaluating the merits of this lawsuit and intend to defend our intellectual property rights vigorously. As this matter is at an early stage, no assurance of outcome currently can be given.

•	In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on assertions made by NSE regarding the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. The Parties are discussing favorable settlement terms and we expect the matter will be resolved soon.

•	In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed our Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. Although we intend to contest various aspects of each claim, we recognize our Company may be held liable and accrued our best estimate of the eventual amount of the settlement.

•	On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Executive totaled $49,998. Our Company’s management is evaluating the merits of this matter. No amounts have been accrued in connection with this matter through June 30, 2016.

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

If we breach any of our key license or supply agreements, we could lose exclusivity rights or the agreements could be terminated ..

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

If our competitors develop and market products faster than we do or if the products of our competitors are considered more desirable than our products, revenues of our existing or new products may be adversely affected .

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

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations .

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

As of June 30, 2016, we had an accumulated deficit of approximately $9.0 million and we have reported a net loss of approximately $2.6 million for the six months ended June 30, 2016. Our working capital deficit as of June 30, 2016 amounted to approximately $2 million and was not adequate to sustain our operations. Unless our sales revenues increase significantly, we anticipate that we will continue to incur net losses in the near term and we may not be able to sustain operations at current levels.

We need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which materially may dilute your investment .

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

Should we be able to obtain additional financing and thereafter be successful in growing our revenues according to our operating plans, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance ..

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

We will not pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit .

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

Our current cash and cash equivalents are insufficient to fund our operations through the end of our third quarter in 2016. We need to raise additional funds to finance our operations and to fund product development programs, sales and marketing initiatives for our current products. Factors affecting our product development expenses include, but are not limited to:

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

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares .

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

Risks Related to Regulatory Matters

While we believe that that our principal cosmeceutical products and product candidates do not require FDA approval as new drugs, the FDA could disagree and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these product s.

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

The regulatory status of our cosmeceutical products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products .

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

If our manufacturers do not comply with U.S. and federal regulations, our supply of product could be disrupted or terminated ..

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products may be adversely affected, which would materially affect our business .

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

Trademarks. Our trademarks will continue to be important to our success and competitive position. We have received U.S. trademark registration for our corporate name, NuGene ® , and own or have rights to use our product and component names. We also have license regarding the use of Kathy Ireland ® who acts as our brand ambassador. We also will need to pursue trademark registration for any new trademarks that we select. We may not be able to secure any of our trademark registrations with the PTO or comparable foreign authorities. If we do not adequately protect our rights in our various trademarks from infringement (and we are involved in two separate ongoing disputes with respect to trademarks), any goodwill that has been developed in those marks would be lost or impaired. We could also be forced to cease using any of our trademarks that are found to infringe upon or otherwise violate the trademark or service mark rights of another company, and, as a result, we could lose all the goodwill that has been developed in those marks and could be liable for damages caused by any infringement or violation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated December 26, 2014, among our Company, NG Acquisition, Inc. and NuGene Inc. (1)
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. (1)
4.1	Certificate of Designation of Series A Preferred Stock.(1)
10.1	Form of Lock Up Agreement-NuGene Shareholders(1)
10.2	Form of Lock Up/Leak Out Agreement- Stock Placement Investors(1)
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc.(1)
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc.(1)
10.5	Form of Convertible Promissory Note. (1)
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. (1)
10.7	Form of Stock Purchase Agreement (April 2015) (3)
10.8	Offer Letter to join Board of Directors between NuGene International, Inc. and Donna Queen(4)
21.1	List of subsidiaries of the Registrant.(2)
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herein.

(1)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.
(4)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on May 29, 2015.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc. (Registrant)

Date: August 22, 2016	By:	/s/ M. SAEED KHARAZMI
M. Saeed Kharazmi
Acting Chief Financial Officer

