Form 10-Q
period 2016-09-30
NuGene International, Inc.
filed 2016-11-21
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No   ☒

The outstanding number of shares of common stock as of November 18, 2016 was: 40,334,673

Documents incorporated by reference: None

NUGENE INTERNATIONAL, INC.

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2016	2015
	(Unaudited)	(1)
ASSETS
Current assets
Cash	$307,776	$22,907
Accounts receivable, net of allowance for doubtful accounts of $532,661 and $177,140 on September 30, 2016 and December 31, 2015, respectively	10,181	347,048
Inventories	24,303	177,492
Other current assets	46,751	100,555
Total current assets	389,011	648,002

Property and equipment, net of accumulated depreciation of $81,551 and $40,620 at September 30, 2016 and December 31, 2015, respectively	171,958	208,350
Deposits	24,376	21,321
Total assets	$585,345	$877,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,127,695	$327,623
Accounts payable and advances - related parties	382,061	37,936
Notes payable and advances	1,669,725	842,504
Accrued interest	114,425	35,052
Derivative liabilities	1,061,536	-
Other current liabilities	222,995	17,924
Total current liabilities	4,578,437	1,261,039
Total liabilities	4,578,437	1,261,039

Commitments and contingencies (Note 10)

Stockholders' deficit

Series A convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized; 1,917,720 shares issued and outstanding as of September 30, 2016 and December 31, 2015	192	192
Common stock; $0.0001 par value; 100,000,000 shares authorized; 40,334,673 and 39,894,673 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,034	3,990
Additional paid-in-capital	11,327,709	6,180,959
Accumulated deficit	(15,325,027)	(6,568,507)
Total stockholders' deficit	(3,993,092)	(383,366)
Total liabilities and stockholders' deficit	$585,345	$877,673

See accompanying notes to unaudited condensed consolidated financial statements

(1)	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$85,888	$520,731	$409,981	$1,538,453
Cost of revenues	555,450	150,411	658,882	443,943
Gross profit (loss)	(469,562)	370,320	(248,901)	1,094,510

Operating expenses:
Advertising and promotion	105,855	24,275	314,469	298,738
Personnel	3,421,672	1,502,559	4,138,979	2,064,815
Selling, general and administrative	230,992	355,541	1,056,026	861,795
Research and development	74,112	98,324	104,072	136,248
Professional fees	592,611	416,634	1,278,866	770,889
Total operating expenses	4,425,242	2,397,333	6,892,412	4,132,485
Loss from operations	(4,894,804)	(2,027,013)	(7,141,313)	(3,037,975)

Other income (expenses):
Interest income	4	-	5	-
Interest expense	(327,502)	(75,000)	(659,954)	(76,443)
Loss on issuance of debt	(1,212,384)	(75,000)	(1,212,384)	(76,443)
Change in fair value of derivative liabilities	249,226	-	257,126	-
Total other income (expenses), net	(1,290,656)	(75,000)	(1,615,207)	-
Net loss	$(6,185,460)	$(2,102,013)	$(8,756,520)	$(3,114,418)

Net loss per share - basic and diluted	$(0.15)	$(0.05)	$(0.22)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	40,334,673	39,732,934	40,156,826	39,506,104

See accompanying notes to unaudited condensed consolidated financial statements

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(8,756,520)	$(3,114,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and stock issued for services	4,151,367	1,731,658
Non-cash portion of interest expense	154,373	-
Depreciation and amortization	40,932	25,953
Amortization of debt discount	508,926	-
Loss associated with issuance of debt	1,212,384	-
Change in fair value of derivative liabilities	(257,126)	-
Bad debt expense	355,521	15,582
Changes in assets and liabilities:
Accounts receivable	(18,654)	(292,826)
Inventories	211,852	(39,942)
Brand participation fee	-	225,000
Other assets	(4,859)	(246,359)
Accounts payable and accrued expenses	800,072	283,458
Accounts payable and advances - related parties	344,125	(16,167)
Deferred revenues	-	(234,916)
Other current liabilities	205,071	-
Net cash used in operating activities	(1,052,536)	(1,662,977)

Cash flows from investing activities
Deposits	(3,055)	(13,216)
Purchase of property and equipment	(4,540)	(158,790)
Net cash used in investing activities	(7,595)	(172,006)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,345,000	500,000
Proceeds from issuance of common stock	-	340,000
Net cash provided by investing activities	1,345,000	840,000

Net increase (decrease) in cash and cash equivalents	284,869	(994,983)
Cash, beginning of period	22,907	1,344,737
Cash, end of period	$307,776	$349,754

Supplemental disclosure of noncash activities:
Issuance of common shares in connection with notes payable	$26,642	$-
Issuance of common warrants in connection with notes payable	$203,467	$-
Derivative liabilities	$106,278
Beneficial conversion feature in connection with notes payable	$765,316	$-
Issuance of previously earned but unissued common stock	$13	$-
Accrued interest converted to notes payable	$75,000	$-
Transfer of prepaid inventory to inventory	$58,663
Issuance of common stock for intellectual property	$-	$250,000
Cancellation of common stock for intellectual property	$-	$100,000

See accompanying notes to unaudited condensed consolidated financial statements

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (also refer to as “we”, “us”, “our”, “the “Company” or “NGI”) was incorporated in the State of Nevada on October 31, 2013. NuGene, Inc. (our wholly owned subsidiary) was incorporated in the state of California in December 2006. On January 20, 2015, we formed NuGene BioPharma, Inc. (“BioPharma”) as a wholly owned California incorporated subsidiary of NGI. On November 6, 2015, we formed The Aesthetic Group, Inc. (“TAG”) as a wholly owned California incorporated subsidiary of NGI. Both BioPharma and TAG have had no significant independent operations since inception.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the accounts of NuGene International, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

We have incurred net losses through the date of these financial statements and have yet to establish profitable operations. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with high short-term debt, limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception and through September 30, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance our Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of our Company’s obligations, irrespective of whether such guarantees are legally valid and enforceable.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 do not contain any adjustments for this uncertainty. In response to the Company’s cash needs, we raised funding as described in the footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

Use of Estimates

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including but not limited to, those related to revenue recognition, collectibility of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Inventories

The Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. The Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. For the three and nine months ended September 30, 2016 the Company recorded charges of approximately $437,000 to operations as a result of excess and obsolete inventory related to the rebranding and repackaging of products. For the three and nine months ended September 30, 2015, the Company did not recognize any charges to operations associated with excess and obsolete inventory.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 605 - Revenue Recognition, the Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectibility is reasonably assured.

Concentration of Revenues

During the three and nine months ended September 30, 2016, we derived 17% and 9%, respectively, of our revenues from one customer. During the three months ended September 30, 2015, we derived 48% and 19% of our revenues from two wholesale distributors. During the nine months ended September 30, 2015, we derived 45% and 21% of our revenues from two wholesale distributors. Our distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of any of our major distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

Cost of Revenues

Cost of revenues include all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company. Research and development expenses totaled approximately $104,000 and $136,000 for the nine months ended September 30, 2016 and 2015, respectively. Research and development expenses totaled approximately $74,000 and $98,000 for the three months ended Septembers 30, 2016 and 2015, respectively.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was approximately $533,000 and $177,000 as of September 30, 2016 and December 31, 2015, respectively. Bad debt expense totaled approximately $356,000 and $16,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we have approximately $328,000 outstanding in gross accounts receivable from one customer. This balance represents 60.0% of gross accounts receivable and has been fully reserved as a doubtful account as of September 30, 2016.

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

Loss on Issuance - The conversion features of the notes were bifurcated from the host instrument as its conversion terms were not indexed to the Company’s own stock. In addition, the warrants associated with the debt instruments were also treated as a free standing derivative liability. The total fair value of the embedded conversion feature and the warrants exceeded the net proceeds received and resulted in a loss on issuance of $1.2 million.

Common Stock Purchase Warrants and Derivative Financial Instruments - Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Beneficial conversion feature – The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital).

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

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the accompanying condensed consolidated statements of operations based on the fair values of the related payments. Such expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Net Loss per Share of Common Stock

The Company computes net loss per share in accordance with ASC 260 - Earnings Per Share. ASC 260 requires presentation of both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is calculated by dividing the loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by adjusting the loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, such as stock issuable pursuant to the exercise of stock warrants or the conversion of preferred stock into common stock.

Common stock equivalents totaling, 18,217,825 and 4,767,720 as of September 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three and nine months ended September 30, 2016 and 2015 and therefore the effect would be anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on the condensed consolidated financial statements and related disclosures.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the condensed consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU No. 2016-10”). The new guidance is an update to ASC No. 606 and provides clarity on identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect ASU No. 2016-10 to have a material effect on the condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed consolidated statements of cash flows.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$14,067	$72,287
Work in process	-	-
Finished goods	10,236	105,205
Total Inventories	$24,303	$177,492

NOTE 4 - LICENSE AGREEMENT

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") under which we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland (“KI”) in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of our Company for up to an additional four years. In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”) of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. We recognized $139,000 and $68,000 in royalty fees during the nine months ended September 30, 2016 and 2015, respectively. We recognized $37,500 and $23,000 in royalty fees during the three months ended September 20, 2016 and 2015, respectively.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the KI brand. NuGene prepaid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually (Year 2 having been completely recognized in the three months ended March 31, 2016) with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4. Our Company is currently in arrears with respect to the payment of the Year 2 fee that was due in November 2015. Such payment arrears could be construed as an event of default under the License Agreement and could be a cause for its annulment. As of September 30, 2016 and December 31, 2015, $50,000 and $222,000 due under this agreement, respectively, is included in current liabilities in the condensed consolidated balance sheets.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30, 2016	December 31, 2015
Software / website development	$8,219	$8,219
Equipment	141,125	136,585
Leasehold improvements	104,166	104,166
Property and equipment, gross	253,510	248,970
Accumulated depreciation	(81,552)	(40,620)
Property and equipment, net	$171,958	$208,350

Depreciation expense for the three months ended September 30, 2016 and 2015 was approximately $14,000 and $12,000, respectively.

Depreciation expense for the nine months ended September 30, 2016 and 2015 was approximately $41,000 and $26,000, respectively.

NOTE 6 - PROMISSORY NOTES PAYABLE AND ADVANCES

Borrowings under notes payable and advances as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Company Proceeds	Carrying Value as of September 30, 2016	Carrying Value as of December 31, 2015	Accrued Interest as of September 30, 2016	Accrued Interest as of December 31, 2015	Principal Value at Maturity
15% Note	$500,000	$-	$500,000	$-	$31,479	$-
10% Note	50,000	50,000	50,000	4,466	1,383	50,000
10% Note (2015)	87,500	108,055	62,949	8,860	548	110,000
10% Note (2015 Advances)	322,500	361,110	229,555	28,750	1,642	361,110
10% Note (2016 Advances)	1,065,000	332,795	-	16,256	-	1,080,556
8% Convertible Note	245,000	207,765	-	11,090	-	275,000
15% Convertible Note	35,000	610,000	-	45,002	-	610,000
	$2,305,000	$1,669,725	$842,504	$114,425	$35,052	$2,486,666

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

On April 4, 2016, we issued a $275,000 face value note payable and 50,000 shares of our common stock to Gemini Master Fund, LTD (“Gemini”) pursuant to a Security Purchase Agreement dated March 30, 2016 (the date the funds were received by our Company). Under the terms of the related note payable (the “Gemini Note”), the Company received $245,000, net of costs and original issue discount. Other significant terms of the Gemini Note include:

•	A maturity date of December 31, 2016 in the absence of events triggering mandatory early repayment (as summarized below);
•	Interest accrues at the rate of 8% on the $275,000 face value (18% in the event of an event of default as defined in the Gemini Note);
•	The Gemini Note is convertible in part (subject to a $10,000 minimum) at the option of Gemini into shares of the Company’s common stock at the rate of $0.70 per share (subject to adjustment summarized below);
•	The Company has the option to prepay the Gemini Note;
•	All prepayments of the Gemini Note, whether effected at the option of the Company or subject to mandatory early repayment (as summarized herein), require the Company to repay Gemini 112% of the outstanding principal and all outstanding accrued interest through the date of prepayment;
•	All principal and interest outstanding under the Gemini Note are required to be immediately repaid should the Company complete a financing or series of financings totaling $1.5 million or more;
•	The Conversion price of the Gemini Note is adjusted for the following: 1) loss of Company DTC eligibility - conversion price adjusts to $0.25 per share; 2) stock dividends and splits - as described in the Gemini Note; 3) a rights offering below the market price (as defined) - as described in the Gemini Note; 4) fundamental transactions (as defined) - as described in the Gemini Note; 5) subsequent equity sales below $0.70 per share - as more particularly detailed and described in the Gemini Note; and
•	The Gemini Note is convertible into 392,857 shares of common stock.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The embedded conversion feature of the Gemini Note was bifurcated and valued at $106,278. Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the convertible note issued, with the following weighted average key inputs:

At issuance
Stock price	$0.68
Term (years)	0.76
Volatility	98.9%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.   The embedded conversion has been reduced by $9,098 during the nine months ended September 30, 2016.

In connection with the issuance of the Gemini Note, we recorded additional debt discounts related to the following:

•	Issuance of 50,000 shares of our common stock resulting in the relative common stock fair value of approximately $27,000;
•	Recording of a beneficial conversion feature of approximately $44,000; and
•	Original issuance discount of $25,000.

The debt discounts are amortized to interest expense using the effective interest method over the term of the notes. During the three and nine months ended September 30, 2016, the Company recognized interest expense of $67,235 and $134,470, respectively, from the amortization of the debt discount, resulting in a net Gemini Note balance of $207,765.

During January through June 2016, three individuals (the “Lenders”) advanced a total of $140,000 to the Company. The borrowings were not accompanied by documentation of the nature of the borrowings. However, there were general discussions as to the repayment terms and the interest expected of 10% per annum to be paid to the Lenders in connection with the borrowings. Accordingly, we have accounted for the borrowings based on estimates of their still undocumented final terms.

On July 19, 2016, we issued a 60 day 15% promissory note payable to a purchaser for cash proceeds totaling $35,000. In the event that we secure any future financing with aggregate gross proceeds of at least $500,000 while the promissory note is outstanding, the promissory note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing.

During the three months ended September 30, 2016, certain investors advanced a total of $925,000 (the “Advances”) to the Company with a right to convert at no greater than $0.40 per share. In connection with the Advances, the Company also issued warrants to purchase 462,500 shares of our common stock at an exercise price $0.60 per share with a 5 year term. The relative fair value of the warrants compared to the Advances was $203,467, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount on the Advances. The fair value of the warrants was determined using the Black-Scholes Model. The Company then computed the effective conversion price of the Advances on the issuance date, noting that the Advances gave rise to a  BCF of $721,533. The sum of the relative fair value of the warrants and the BCF was recorded as a debt discount to be amortized over the term of the advances.

The debt discounts are amortized to interest expense using the effective interest method over the term of the Advances. During the three and nine months ended September 30, 2016, the Company recognized interest expense of $137,022, from the amortization of the debt discount, resulting in the Advances balance of $177,240.

The Advances contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at inception using the Monte Carlo simulation (see Note 7) at $1,212,384 and was recorded as a loss on the condensed consolidated statements of operations. As of September 30, 2016, the derivative was remeasured to $964,356 and the difference was recorded as a change in fair value of derivative liabilities on the statement of operations.

Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the Advances, with the following weighted average key inputs:

At issuance
Stock price	$0.74
Term (years)	0.75
Volatility	116%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2016 by level within the fair value hierarchy, are as follows:

	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Embedded conversion option	$-	$-	$1,061,536

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2016. As of September 30, 2016, the embedded conversion option has an aggregate fair value of $1,061,536.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the nine months ended September, 2016 were as follows:

	Balance as of December 31,		Change in Fair Market	Balance as of September 30,
	2015	Issuance	Value	2016
Embedded conversion option	$-	$1,318,662	$(257,126)	$1,061,536

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2016 is as follows:

As of September 30, 2016
Stock price	$0.64
Contractual life (years)	0.6
Volatility	118%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company has Advisory Agreements with members of its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign-on shares vesting for a maximum of an 18-month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Expenses for the issuance of common stock for services related to these share issuances is recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and is calculated based on the average closing price per share of our common stock, during the respective quarter, as quoted on the OTC Marketplace. The Advisory Board earned 297,282 and 188,950 shares of common stock through September 30, 2016 and December 31, 2015, respectively. No shares of common stock earned by the Advisory Board have been issued as of September 30, 2016. Selling, general and administrative expenses (“SGA”) recognized in connection with the Advisory Agreements totaled approximately $76,000 and $467,000 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $13,000 and $170,000 for the three months ended September 30, 2016 and 2015, respectively.

In June 2016, Theodore Schwarz executed an Offer Letter whereby Mr. Schwarz agreed to become a member of the Company’s Board of Directors (the “Board”). Under the Offer Letter the Company has agreed to pay Mr. Schwarz $2,500 for each Board meeting attended. Additionally, Mr. Schwarz may be issued 500,000 shares of the Company’s common stock in the future that may vest at the rate of 166,666 shares per year, over a three-year period provided Mr. Schwarz continues to serve on the Board.

Restricted Stock Awards

In November 2015, the Company entered into a consulting agreement with a third party for consulting services over six months. The Company agreed to issue the consultant 90,000 shares of the Company’s restricted stock, which were issued over six months. The Company issued 30,000 shares of restricted stock in February 2016, and the remaining 60,000 shares were issued in June 2016, resulting in $378,000 of stock based compensation expense for the nine months ended September 2016.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

On March 17, 2016, we entered into a consulting agreement for services over one year. In connection with the agreement, we granted the consultant 200,000 shares of our fully vested common stock as consideration for the consultant’s services. The Company recorded prepaid consulting of approximately $128,000 in the first quarter of 2016 and recognized stock based compensation totaling approximately $91,000 and $128,000 for the three and nine months ended September 30, 2016, respectively.

In April, 2016, the Company entered into a consulting agreement with a third party for consulting services over a year. The 200,000 shares of restricted stock award vested on April 25, 2016. The grant date fair value of restricted stock award was $118,000 and was immediately recognized as stock based compensation.

On September 22, 2016, the Company entered into new compensation agreements and arrangements with two of its directors. As part of the agreements, our Chairman was issued 2,000,000 shares of our fully vested common stock. The grant date fair value of stock award was $1,420,000 and was immediately recognized as stock based compensation.

Restricted Stock Units

In connection with the agreements the Company entered into with two of its directors, each director was granted restricted stock units for 2,000,000 shares of the Company’s common stock (“RSUs”). The RSUs vest at the rate of 33.33% each year anniversary of the issuance date (September 22, 2016). There is also 100% vesting upon a change in control of the Company.

The grant date fair value of the RSUs were $2,840,000. The Company recognized stock based compensation of $20,749 for the three and nine months ended September 30, 2016.

Common Stock Options

On August 14, 2015, we granted two employees with an option to each purchase up to 1,000,000 shares of our common stock. On May 2, 2016, we reduced the exercise price from $1.50 per share to $0.54 per share for these options. All other terms of the previous option agreements remained unchanged. We remeasured the options on the modification date using the Black-Scholes Model. The incremental fair value of vested options was approximately $71,000 and was recognized immediately. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the unvested option shares was approximately $1.7 million on the modification date and will be amortized ratably over the remaining vesting period.   We recognized approximately $320,000 and $997,000 of Personnel expense as stock based compensation in connection with the vesting of the options during the three and nine months ended September 30, 2016, respectively.

On July 18, 2016 we granted our Chief Executive Office a stock option to acquire 2,352,619 shares of our common stock, which represented approximately 5% of our fully-diluted issued and outstanding shares on the date of grant. The exercise price of the option was $0.61 per share, which was the closing price for the Company stock at the date of issuance, and will vest ratably monthly over 3 years, with 100% vesting upon a change in control of the Company. The aggregate grant date fair value of these options was calculated by using the Black-Scholes Model and was approximately $1,127,000. In accordance with the employment agreement, the Chief Executive Officer will be issued stock options to acquire 5% of our fully-diluted issued and outstanding shares through our next significant financing transaction or series of significant financing transactions.

A summary of the stock options activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding as of December 31, 2015	2,000,000	$0.54	3.87
Granted	2,352,619	0.61	9.80
Outstanding as of September 30, 2016	4,352,619	0.58	7.07
Options vested	1,214,034	$0.55	4.51

Stock-based compensation associated with stock options was approximately $383,000 and $159,000 for the three months ended September 30, 2016 and 2015, respectively and was approximately $1,060,000 and $159,000 for the nine months ended September 30, 2016 and 2015, respectively. Unamortized stock-based compensation expense amounted to approximately $1,624,000 as of September 30, 2016, and will be amortized over 3 years.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Common Stock Warrants

In connection with the agreements the Company entered into with two of its directors, we issued a fully vested warrant with a ten year term to each director to purchase shares of common stock equal to the greater of 1,000,000 shares or 2.5% of the issued and outstanding common shares of the Company during the first 24 months immediately following the issuance. On the date of issuance, each director was issued a warrant to purchase 1,008,367 shares of common stock at an exercise price of $0.71 per share, which was the closing price for the Company stock at the date of issuance. The aggregate grant date fair value of these warrants was calculated by using the Black-Scholes Model and was approximately $1,291,000. The entire far value was recorded as stock based compensation expense as of September 30, 2016.

In connection with the Advances (Note 6), the Company issued warrants to purchase 462,500 shares of our common stock at an exercise price $0.60 per share with a 5 year term. The relative fair value of the warrants compared to the Advances was $203,467, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount on the Advances. The fair value of the warrants was determined using the Black-Scholes Model.

A summary of the outstanding warrants activity and related information as of September 30, 2016 is as follows:

Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.001	1,350,000	1.19	900,000
$0.60	462,500	4.90	462,500
$0.71	2,016,734	9.98	2,016,734
$1.50	50,000	1.87	50,000
$2.00	300,000	3.87	300,000
$2.50	500,000	4.24	500,000
	4,679,234		4,229,234

NOTE 9 - RELATED PARTY TRANSACTIONS

The following individuals and entities have been identified as related parties based on their affiliation with our Chairman of the Board:

Ali Kharazmi	Chairman of the Board and greater than 10% shareholder

Mohammad Saeed Kharazmi	Board Member and greater than 10% shareholder

Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“AdvSP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

September 30, 2016
AdvSP	$226,188
CWM	34,000
Ali Kharazmi	91,175
Applied M.A.K.	-
Mohammad Saeed Kharazmi	30,698
Accounts payable - related parties	$382,061

The amount owed to AdvSP relates to legal and administrative services provided by AdvSP employees to the Company. The Company temporarily advanced $95,000 to AdvSP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali and Saeed Kharazmi and all amounts outstanding represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business.

Subsequent to September 30, 2016, the amounts owed to the related parties totaling $382,061 were sold to two unrelated investors (See Note 11).

Subsequent to September 30, 2016, the amounts owed to the related parties totaling $382,061 were sold to two unrelated investors. The Company issued a note to each investor in the amount of $191,030. The notes have an interest rate of 5% per annum and mature on the earlier of: (i) May 7, 2017; or (ii) the date the Company raises a total of $2 million, subsequent to the issuance of these notes. The notes have a conversion feature under which the note holder can convert at any time at a conversion price of $0.40 per share.

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

We occupy our sole corporate facilities at 17912 Cowan, Suite A, Irvine, California, 92614 from AdvSP, an affiliate of our Company, for approximately $16,637 per month (including common area maintenance), consistent with the amount that is charged to AdvSP by the property owner. On February 5, 2015, AdvSP entered into a new five-year lease for the property with the owner beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease was subsequently amended to increase the square footage under lease beginning in January 2016. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

At September 30, 2016, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2016	$49,027
2017	198,935
2018	204,585
2019	210,234
2020	106,530
Total	$769,311

During the three months ended September 30, 2016 and 2015, we incurred rent expense totaling approximately $51,000 and $37,000, respectively. During the nine months ended September 30, 2016 and 2015, we incurred rent expense totaling approximately $151,000 and $112,000, respectively.

Delinquent Payroll Tax Payments/Returns

The Company is delinquent in filing certain payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly period ended June 30, 2016. The total amount of money owed (excluding potential late filing and late payment penalties) as of September 30, 2016 is approximately $50,000 (which is included in “accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheet as of September 30, 2016).

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

The matter had been settled for a total payment of $50,000 to Plaintiff. Subsequent to September 30, 2016 the Company agreed to pay the $50,000 to settle the matter. A definitive Settlement Agreement is being executed by and between all involved parties. The Settlement Agreement should be fully executed before the end of November, 2016, with the Company paying the $50,000 within that same time-frame (See Note 11).

NUGENE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. The matter is proceeding very slowly and discovery is ongoing. Plaintiff claims use to the NUGENE name only for a hair growth/restoration product. We intend to use a different name for our hair growth/restoration product. As such, we believe that our intellectual property rights to use of the name NUGENE for all products other than our hair growth/restoration product will be vindicated. However, no assurance of outcome currently can be given.

In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on assertions made by NSE regarding the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. In July 2016, this litigation was settled. The Company agreed to abandon all rights to use the marks NUGENE REGEN, NUCELL, NUCELL HAIR, NUCLEANSE, NUEYE, NUSTEM, and NUMEDIA. The Company will also discontinue any and use of the marks NUCELL, NUCELL HAIR, NUCLEANSE, NUEYE, and NULIGHT. The Company is entitled to use and register without objection by NSE (i) the unitary word mark NUGENE or the design mark used by NuGene, without limitation; and, (ii) the unitary word marks NUMEDIA and NUSTEM for stem cell media in International Class 1. NuGene will not attempt to use or register any other trademark that is either similar to NU SKIN or that contains NU for personal care, nutrition, and technology products, including but not limited to goods that fall with International Classes 3 and 5. NuGene, or any entity or company with which NuGene is or becomes affiliated, will not attempt to use or register as a trademark NU SKIN.

As part of the settlement, NSE agreed to the above terms. NSE, or any entity or company with which NSE is or becomes affiliated, will not directly or indirectly object to or challenge NuGene's use or registration of the unitary word mark NuGene or the design mark currently used by Nugene. NSE further agreed that NSE, or any entity or company with which NSE is or becomes affiliated, will not attempt to use or register as a trademark NUGENE, NUSTEM, or NUMEDIA.

In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed the Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. The Company intends to contest various aspects of each claim. However, the Company recognizes that it may be held liable and has accrued its best estimate of the eventual amount of the settlement. It should be noted that the California Labor Board is slow to process these claims. The Company will also attempt to informally settle each claim prior to any hearing or further action. Limited settlement discussions have been initiated as of this time.

On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Executive”) pursuant to his employment contract with the Company. The amount of the compensation claimed by the Executive totaled $49,998, which includes a claim for retaliatory termination. The Executive also filed with the Labor Board seeking payment of approximately $12,000 with regard to issues with his last check and a bounced check.. The Executive was an “at-will” employee, and the Company’s management is evaluating the merits of this matter. No amounts have been accrued in connection with this matter through September 30, 2016. We have been in active settlement discussions with the Executive. We are hopeful we can settle for a cash payment less that what the Executive is seeking and an issuance of common stock of the Company.

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

NOTE 11 - SUBSEQUENT EVENTS

On October 21, 2106, the Company issued an investor a promissory note in the total principal amount of $267,500 with 9% annual interest rate, which will be due on October 21, 2017. The Company received $250,000 of gross proceeds and granted a warrant to purchase 222,916 shares of common stock at $0.60 per share.

On November 2, 2016, the Company issued certain investors promissory notes (the “Notes”) in the total principal amount of $480,000 with a 5% annual interest rate, which will be due on April 28, 2017. The Company received $400,000 of gross proceeds from the Notes. The Company also granted to the investors warrants to purchase 1,428,572 shares of common stock at no greater than $0.47 per share.

Subsequent to September 30, 2016, the Company agreed to pay $50,000 to settle the Stemage Skin Care matter. A definitive Settlement Agreement is being executed by and between all involved parties. The Settlement Agreement should be fully executed before the end of November, 2016, with the Company paying the $50,000 within that same time-frame.

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

RESULTS OF OPERATIONS

The following analysis of the results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016, as well as those Risk Factors set out in Part II, Item 1A below. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of three months ended September 30, 2016 and 2015

Revenues

Revenues generated during the three months ended September 30, 2016 totaled $86,000 resulted primarily from the sale of our cosmeceutical products to wholesale distributors, physicians and directly to consumers, including 17% of our revenues to one customer. Our customers generally purchase products from us on a purchase order basis on standard terms but future product sales to distributors and physicians will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of significant customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do not have long-term purchase commitments from our customers.

During the three months ended September 30, 2015, we had revenue totaling $521,000, 48% and 19% of which was sold to two customers. Our revenue in 2016 decreased by $435,000 or 84% from the same period in 2015. While our revenue decrease could be attributed in part to decreases in customer demand for our products of which we are unaware at present, we believe our severe lack of liquidity was a significant contributing factor. Our cash constraints made it difficult to afford and to recruit qualified senior level employees, especially in the area of marketing. Our plans for launching a television direct marketing campaign have also been delayed for the same reasons. We estimate that absent successful procurement of the funding that we currently seek, we will be unable to build revenue in accordance with our corporate plans and revenue could continue to be stagnant or decrease significantly.

Cost of Revenues

Cost of revenues during the three months ended September 30, 2016 totaled approximately $555,000 and represented 647% of revenue. These costs consisted primarily of an obsolescence charge of $437,000 as the Company is rebranding and repackaging its products, direct costs of labor and overhead of $105,000 as production was reduced and $13,000 primarily attributed to the cost of raw materials and product packaging of our cosmeceutical products, as well as shipping and handling. Cost of revenues during the same period in 2015 totaled approximately $150,000, or 29% of revenue. Our products sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in the production of our products, the desirability of our products and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing and our aforementioned liquidity challenges could significantly affect such relationships.

Advertising and promotion

Advertising and promotion totaled approximately $106,000 for the three months ended September 30, 2016 compared to approximately $24,000 during the same period in 2015. This represented an increase of approximately $82,000 from 2015 to 2016. The increase was primarily attributable to $44,000 in marketing programs and $38,000 of royalty expenses.

Personnel

Personnel expenses of approximately $3,422,000 for the three months ended September 30, 2016 increased $1,919,000 from $1,503,000 for the same period in 2015. The increase in personnel expenses was primarily attributable to an increase in stock-based compensation expense of approximately $1,923,000 related to the issuance stock awards and amortization of stock options partially offset by wage related expenses of $4,000.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $231,000 for the three months ended September 30, 2016 compared to approximately $356,000 for the three months ended September 30, 2015. The decrease of approximately $125,000 was primarily attributable to reduced marketing related expenses of $128,000 and commercial and administrative related expenses of $30,000 partially offset by an increase of $30,000 in bad debt expense.

Research and development

Expenses related to research and development totaled approximately $74,000 for the three months ended September 30, 2016 compared to approximately $98,000 for the corresponding period in 2015. The decrease was primarily attributable to reduced clinical expenses of $65,000 partially offset by an increase in material costs of $35,000.

Professional fees

Professional fees totaled approximately $593,000 for the three months ended September 30, 2016 compared to approximately $417,000 for the three months ended September 30, 2015. The increase of approximately $176,000 was primarily due to an increase in marketing, operational and administrative consulting services.

Other income (expenses)

Interest expense totaled approximately $328,000 for the three months ended September 30, 2016 compared to $75,000 for the three months ended September 30, 2015. The increase in interest expense was primarily attributable to the increase of our borrowings outstanding. While there was no cash interest due during the period, interest expense resulted from the accretion to face value of borrowings advanced to the Company as well as accruing interest on all debt outstanding.

Loss on issuance of debt of approximately $1,212,000 arose from the recording of our derivative instrument associated with the Advances received during the three months ended September 30, 2016.

Change in fair value of derivative liabilities of approximately $249,000 resulted from the revaluation of our derivative instrument during the three months ended September 30, 2016.

Comparison of nine months ended September 30, 2016 and 2015

Revenues

Revenues generated during the nine months ended September 30, 2016 totaled $410,000 resulted primarily from the sale of our cosmeceutical products to wholesale distributors, physicians and consumers, including 9% of our revenues to one customer. Our customers generally purchase products from us on a purchase order basis on standard terms but future product sales to distributors and physicians will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of significant customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do not have long-term purchase commitments from our customers.

During the nine months ended September 30, 2015, we had revenue totaling $1.5 million, 45% and 21% of which was sold to one customer. Our revenue in 2016 decreased approximately $1,128,000 or 73% from the same period in 2015. While our revenue decrease could be attributed in part to decreases in customer demand for our products of which we are unaware at present, we believe our severe lack of liquidity was a significant contributing factor. Our cash constraints made it difficult to afford and to recruit qualified senior level employees, especially in the area of marketing. Our plans for launching a television direct marketing campaign have also been delayed for the same reasons. We estimate that absent successful procurement of the funding that we currently seek, we will be unable to build revenue in accordance with our corporate plans and revenue could continue to be stagnant or decrease significantly.

Cost of Revenues

Cost of revenues sold during the nine months ended September 30, 2016 totaled approximately $659,000 and represented 161% of revenues. These costs consisted primarily of an obsolescence charge of $437,000 as the Company is rebranding and repackaging its products, direct costs of labor and overhead of $105,000 as production was reduced during the three months ended September 30, 2016, and $117,000 primarily attributed to the cost of raw materials, labor and overhead and product packaging of our cosmeceutical products, as well as shipping and handling. Cost of revenue during the same period in 2015 totaled approximately $444,000, or 29% of revenue. Our products sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in the production of our products, the desirability of our products and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing and our aforementioned liquidity challenges could significantly affect such relationships.

Advertising and promotion

Advertising and promotion totaled approximately $314,000 for the nine months ended September 30, 2016 compared to approximately $299,0000 during the same period in 2015, resulting in a $15,000 increase from 2015 to 2016. The majority of the increase was related to marketing consultants and brand management expenses.

Personnel

Personnel expenses of approximately $4,139,000 increased approximately $2,074,000 for the nine months ended September 30, 2016 from approximately $2,065,000 for the same prior year period. The increase was primarily due to an increase in stock-based compensation expense of approximately $1,886,000 related to the issuance of stock awards and amortization of stock options and $188,000 related to wage related expenses.

Selling, general and administrative

SGA totaled approximately $1,056,000 for the nine months ended September 30, 2016 compared to approximately $862,000 for the nine months ended September 30, 2015. The increase of approximately $194,000 was primarily related to an increase of approximately $272,000 in bad debt expense partially offset by the reduction of commercial and administrative related expenses of approximately $78,000.

Research and development

Expenses related to research and development totaled approximately $104,000 for the nine months ended September 30, 2016 compared to approximately $136,000 for the corresponding period in 2015. This represented a decrease of approximately $32,000, which was primarily attributable to reduced clinical expenses of $80,000 partially offset by an increase in material costs of $48,000.

Professional fees

Professional fees totaled approximately $1,279,000 for the nine months ended September 30, 2016 compared to approximately $771,000 for the nine months ended September 30, 2015. The increase of $508,000 was primarily attributable to an increase of stock based compensation expense of $382,000 and $126,000 in marketing, operational and administrative consulting services.

Other income (expenses)

Interest expense totaled approximately $660,000 for the nine months ended September 30, 2016 compared to $76,000 for the nine months ended September 30, 2015. The increase in interest expense was primarily attributable to the increase of our borrowings outstanding. While there was no cash interest due during the period, interest expense resulted from the accretion to face value of borrowings advanced to our Company as well as accruing interest on all debt outstanding.

Loss on issuance of debt of approximately $1,212,000 arose from the recording of our derivative instrument associated with the Advances received during the nine months ended September 30, 2016.

Change in fair value of derivative liabilities of approximately $257,000 resulted from the revaluation of our derivative instrument during the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows from inception through September 30, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance the Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of the Company’s obligations, irrespective of whether such guarantees are legally valid and enforceable.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of and for the three months ended September 30, 2016 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company's management, including our Company's Chief Executive Officer ("CEO") and our Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of our Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, our Company's CEO and Acting CFO concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2016 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Legal Proceedings

•	On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NUGENE name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NUGENE trademark, as well as unspecified monetary damages. The matter is proceeding very slowly and discovery is ongoing. Plaintiff claims use to the NUGENE name only for a hair growth/restoration product. We intend to use a different name for our hair growth/restoration product. As such, we believe that our intellectual property rights to use of the name NUGENE for all products other than our hair growth/restoration product will be vindicated. However, no assurance of outcome currently can be given.

•	In October 2015, NSE Products, Inc., (“NSE”) a Delaware corporation based in Provo, Utah, initiated actions in the US Patent and Trademark Office contesting several of the Company's trademark registrations and applications. These actions, including Oppositions to trademark applications and Petitions to Revoke registered marks, rely on assertions made by NSE regarding the purported likelihood of confusion and dilution of NSE's trademarks that include the words NU SKIN. In July 2016, this litigation was settled. The Company agreed to abandon all rights to use the marks NUGENE REGEN, NUCELL, NUCELL HAIR, NUCLEANSE, NUEYE, NUSTEM, and NUMEDIA. The Company will also discontinue any and use of the marks NUCELL, NUCELL HAIR, NUCLEANSE, NUEYE, and NULIGHT. The Company is entitled to use and register without objection by NSE (i) the unitary word mark NUGENE or the design mark used by NuGene, without limitation; and, (ii) the unitary word marks NUMEDIA and NUSTEM for stem cell media in International Class 1. NuGene will not attempt to use or register any other trademark that is either similar to NU SKIN or that contains NU for personal care, nutrition, and technology products, including but not limited to goods that fall with International Classes 3 and 5. NuGene, or any entity or company with which NuGene is or becomes affiliated, will not attempt to use or register as a trademark NU SKIN.

•	As part of the settlement, NSE agreed to the above terms. NSE, or any entity or company with which NSE is or becomes affiliated, will not directly or indirectly object to or challenge NuGene's use or registration of the unitary word mark NuGene or the design mark currently used by Nugene. NSE further agreed that NSE, or any entity or company with which NSE is or becomes affiliated, will not attempt to use or register as a trademark NUGENE, NUSTEM, or NUMEDIA.

•	In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed the Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. The Company intends to contest various aspects of each claim. However, the Company recognizes that it may be held liable and has accrued its best estimate of the eventual amount of the settlement. It should be noted that the California Labor Board is slow to process these claims. The Company will also attempt to informally settle each claim prior to any hearing or further action. Limited settlement discussions have been initiated as of this time.

•	On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Executive”) pursuant to his employment contract with the Company. The amount of the compensation claimed by the Executive totaled $49,998, which includes a claim for retaliatory termination. The Executive also filed with the Labor Board seeking payment of approximately $12,000 with regard to issues with his last check and a bounced check.. The Executive was an “at-will” employee, and the Company’s management is evaluating the merits of this matter. No amounts have been accrued in connection with this matter through September 30, 2016. We have been in active settlement discussions with the Executive. We are hopeful we can settle for a cash payment less that what the Executive is seeking and an issuance of common stock of the Company.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since the inception of NuGene, Inc. (our wholly owned subsidiary) in December 2006 we have incurred significant operating losses. Our net losses were approximately $5.2 million for the fiscal year ended December 31, 2015, and $8.8 million for the nine months ended September 30, 2016. As of September 30, 2016, we had a deficit accumulated since inception of $15.3 million. We have invested a significant portion of our efforts and financial resources in the development of our NuGene line of products. More recently, we have begun to also invest our efforts and financial resources in the early development of our wound care/wound healing products.

We expect to continue to incur significant operating losses for at least the next several years. To become and remain profitable we must succeed in commercializing and marketing our NuGene line of products. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, or continue our operations. A decline in the market price of our common stock could also cause you to lose all or a part of your investment.

Our financial statements have been prepared assuming that our Company will continue as a going concern and we will need to obtain additional funding if we are to continue operations.

The factors described elsewhere herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. To date we have incurred significant cash losses that have materially impaired our liquidity and working capital. We have been under severe liquidity restraints such that our prior CEO was required to personally guarantee borrowings made by our Company from our bank. This has resulted in the substantial increase in balances outstanding and owing to our suppliers that has put our relationships with them in jeopardy. We continue to attempt to procure the needed funding to maintain our operations. Should we be successful, we will need to quickly reverse the historical trend of our operations through generating significantly higher levels of revenue (at or about historical margins) and reducing our operating expenses. If we cannot generate the revenues and gross margin at levels required to achieve profitability or obtain sufficient additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations. Should that happen, an investor could suffer the loss of a significant portion or all of his investment in our Company.

We have a limited operating history and investors will have no ability to gauge market acceptance for our products or the ability of management to execute on our business plan.

We are an early-stage company with a limited operating history and limited revenues derived from our operations. Our operations to date have been primarily focused on our formation, the hiring of our management team, acquiring, licensing, and developing our technology and products, building and expanding our sales force, marketing department and investor relations and commencing the commercial launch of our products.

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

We initiated the rollout of the first generation of NuGene products in 2013. We are subject to all of the risks and uncertainties normally associated with an early stage business, including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees and difficulties in complying with all applicable federal, state, and local regulatory and administrative requirements. As an early stage company, we expect to incur operating losses until (if ever) we successfully release and market a line of products that will generate enough revenues and gross margin to become profitable or thereafter maintain profitability. There is no assurance that we will be able to validate and market products that will generate enough revenues for us to become profitable or thereafter maintain profitability. As a result, we cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which materially may dilute your investment.

To attain profitability, we must increase our revenues and manage our product, operating and administrative expenses, as to which each of which we can give no assurance. Because we have been to date unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we must raise additional funds to continue our operations and to manage our current short-term debt load. Further, our recent efforts to raise additional capital have been unsuccessful. We do not have any arrangements in place for additional funds and no assurance can be given that required funds will become available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Our current cash and cash equivalents are insufficient to fund our operations through the end of our fiscal year in 2016. If we are unsuccessful in obtaining additional funds on commercially reasonable terms or at all, and thereafter in achieving profitability, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Should we be able to obtain additional financing and thereafter be successful in growing our revenues according to our operating plans, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our growth strategy will require further substantial capital and effective planning. Additionally, we have not been able to maintain adequate levels of capital to fund existing operations. Significant rapid growth on top of our current operations could greatly strain our internal resources, leading to a much lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in substantial loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure, liquidity, and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower, no or negative growth, critical shortages of cash and a failure to achieve or sustain profitability.

Significant differences between actual and estimated demand for our products could adversely affect us.

If we overestimate demand for our products, we may be required to write off inventories and increase our reserves for product returns or liabilities to customers in future periods. If we underestimate demand, we may not have sufficient inventory of products to ship to our customers. Our cosmeceutical products have expiration dates that generally range from 24 to 36 months from the date of manufacture. We need to exercise judgment in estimating these reserves. The actual amounts could be materially different from our estimates, and differences will need to be accounted for in the period in which they become known. If we determine that the actual amounts exceed our reserve amounts, we will record a charge to earnings to approximate the difference. A material reduction in earnings resulting from a charge could have a material adverse effect on our net income, results of operations and financial condition.

If we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current products, potential products, or proprietary technologies, or grant licenses on terms that are not favorable to us.

If adequate funds are not available to us, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, significantly curtail or eliminate the sales of one or more of our current products and/or the development of one or more of our potential products.

Risks Related to the Development and Commercialization of Our Product Candidates

If our product candidates are found to cause undesirable side effects we may need to delay or abandon our development and commercialization efforts.

Any undesirable side effects that might be caused by our product candidates could interrupt, delay or halt the commercialization and marketing of the products. In addition, if we start selling any of our product candidates and we or others later identify undesirable side effects caused by the product. This could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from its sale.

The commercial success of any product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, and consumers.

Any products that we bring to the market may not gain market acceptance by physicians, patients, and consumers. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. Physicians will not recommend our product candidates until we can demonstrate the safety and efficacy of our product candidates as compared to other treatments. Even if the clinical safety and efficacy of our product candidates are established, physicians may elect not to recommend these products, and consumers may choose not to purchase our products. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	the willingness and ability of patients, the healthcare community, and consumers to adopt our products;
•	the ability to manufacture our product candidates in sufficient quantities with acceptable quality and to offer our product candidates for sale at competitive prices;
•	the perception of patients, the healthcare community, and consumers regarding the safety, efficacy and benefits of our product candidates compared to those of competing products or therapies;

•	the convenience and ease of administration of our product candidates relative to existing treatment methods; and
•	marketing and distribution support for our product candidates.

We face substantial competition in the development of our product candidates which may result in others developing or commercializing products before or more successfully than we do.

We are engaged in segments of the cosmeceuticals industry that are characterized by intense competition and rapidly evolving technology. Many large companies, academic institutions, and other public and private research organizations are pursuing the development of competing products. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Many of our potential competitors have significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture, and commercialize product candidates.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights, our competitors may develop and market similar or identical products that may reduce demand for our products, and we may be prevented from establishing collaborative relationships on favorable terms.

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	maintaining our trade secrets;

•	not infringing on the proprietary rights of others; and

•	preventing others from infringing on our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do not issue with claims encompassing our products, our competitors may develop and market similar or identical products that compete with ours. Even if such patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Failure to obtain effective patent protection for our technology and products may reduce demand for our products and prevent us from establishing collaborative relationships on favorable terms.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as potential corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors may learn of the information in some other way. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Accordingly, the fact that we have obtained certain patent rights in the United States does not guarantee that we will be able to obtain the same or similar rights elsewhere. Even if we are granted patents in foreign countries, we cannot guarantee that we will be able to enforce our rights effectively.

If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products may be adversely affected, which would materially affect our business.

Patents. Our commercial success will continue to depend in part on the patent rights we plan to obtain related to future products we may market. Our success also depends on our and our licensors’, collaborators’, and suppliers’ ability to maintain these patent rights against third-party challenges to their validity, scope, or enforceability of these patent rights.

Our patent position (and those of our licensors, collaborators, and suppliers) is subject to the same uncertainty as other pharmaceutical and consumer product companies. Our patents and patent applications (as well as those of our licensors, collaborators and suppliers) may not protect our technologies and products because, among other things, our pending applications may not result in issued patents; we may develop additional proprietary technologies that are not patentable; patents issued to us may not provide a basis for future commercially viable products; and patents issued to us may not provide us with any competitive advantage, or may be challenged, circumvented, invalidated or rendered unenforceable by third parties. For example, the USPTO or the courts may deny, narrow, or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions. Inventors or third parties of whom we are unaware, may challenge the ownership of patents and applications we own, license or benefit from through supply agreements with our collaborators and suppliers. We, our licensors, collaborators, and suppliers may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that is secured may be challenged and possibly lost.

Trade Secrets and Proprietary Know-how. We, our licensors, collaborators, and suppliers also rely upon trade secrets, proprietary know-how, and other technological innovation, particularly when patent protection is not appropriate or available. However trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our licensors, collaborators, and suppliers. Although we attempt to protect our trade secrets by requiring our employees, consultants, advisors and current and prospective business partners to enter into confidentiality agreements prohibiting them from disclosing or taking our proprietary information and technology, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how. If our employees or consultants breach these agreements, we may not have adequate remedies for any of these breaches. Further, third parties that are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. Others may independently develop similar or equivalent trade secrets or know-how. If our confidential or proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

Trademarks. Our trademarks will continue to be important to our success and competitive position. We have received U.S. trademark registration for our corporate name, NuGene®, and own or have rights to use our product and component names. We also have a license for the use of Kathy Ireland® who acts as our brand ambassador. We also will need to pursue trademark registration for any new trademarks that we select. We may not be able to secure any of our trademark registrations with the PTO or comparable foreign authorities. If we do not adequately protect our rights in our various trademarks from infringement (and we are involved in two separate ongoing disputes with respect to trademarks), any goodwill that has been developed in those marks would be lost or impaired. We could also be forced to cease using any of our trademarks that are found to infringe upon or otherwise violate the trademark or service mark rights of another company, and, as a result, we could lose all the goodwill that has been developed in those marks and could be liable for damages caused by any infringement or violation.

We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of our employees’ former employers.

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

Claims by other parties that we infringe or have misappropriated their proprietary technology may result in liability for damages, royalties, or other payments, or stop our development and commercialization efforts.

Competitors and other third parties may initiate patent litigation against us in the United States or in foreign countries based on existing patents or patents that may be granted in the future. Many of our competitors may have obtained patents covering products and processes generally related to our products and processes, and they may assert these patents against us. Moreover, there can be no assurance that these competitors have not sought or will not seek additional patents that may cover aspects of our technology. As a result, there is a greater likelihood of a patent dispute than would be expected if our competitors were pursuing unrelated technologies.

While we conduct patent searches to determine whether the technologies used in our products infringe patents held by third parties, numerous patent applications are currently pending and may be filed in the future for technologies generally related to our technologies, including many patent applications that remain confidential after filing. Due to these factors and the inherent uncertainty in conducting patent searches, there can be no guarantee that we will not violate third-party patent rights that we have not yet identified.

There may be U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. A need to defend multiple actions or claims could have a disproportionately greater impact. In addition, either in response to or in anticipation of any such infringement or misappropriation claim, we may enter into commercial agreements with the owners or licensees of these rights. The terms of these commercial agreements may include substantial payments, including substantial royalty payments on revenues received by us in connection with the commercialization of our products.

Payments under such agreements could increase our operating losses and reduce our resources available for development activities. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages, which would increase our operating losses and reduce our resources available for development activities. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale, or importing our products or prevent our customers from using our products. If a court determined or if we independently concluded that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

RISKS RELATED TO REGULATORY MATTERS

While we believe that that our principal cosmeceutical products and product candidates do not require FDA approval as new drugs, the FDA could disagree and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products.

Our cosmeceutical products are marketed on the basis that they are generally recognized as safe and effective for their intended use and thus do not require new drug approval. The FDA has not challenged this position. The FDA may at any time disagree with our position for a variety of reasons, including new information about the particular product or its active ingredients, how the product is promoted, if another company obtains FDA approval for a prescription drug with the same active ingredient, or based on a change of FDA regulatory policy. This could require us to seek new drug approval for these products to remain on the market or to withdraw a product until required clinical trials are performed and new drug approval is obtained.

If the active ingredients of the products are finally determined by the FDA not to be generally recognized as safe and effective for over-the-counter, or OTC use, the FDA may seek to apply those findings to prescription products as well, leading to potential objections to the continued marketing of the products or a demand that marketing continue only on the basis of a new drug approval. Either of these outcomes could affect the way our products are marketed or our ability to market them at all. Further, the FDA could decide that growth factors derived from human adipose stem cells do not come within this policy and thus must seek new drug approval to remain on the market or must be withdrawn until approval is obtained.

Our wound healing-wound care products under development may not be approved by the FDA or foreign regulatory authorities, and any failure or delay associated with our product development and clinical trials or obtaining regulatory approval of these products would increase our product development costs and time to market. We face substantial risks of failure inherent in developing stem cell growth factor derived products that may be determined by the FDA to fall under the classification as pharmaceutical products. The pharmaceutical industry is subject to stringent regulation by many different agencies at the federal, state, and international levels. If determined to be pharmaceutical products, then the product candidates will be required to satisfy rigorous standards of safety and efficacy before the FDA approves them, and before any foreign regulatory authorities approve them for commercial use in any countries outside the U.S. where we decide to market them. Even if a regulatory filing is accepted, the FDA or foreign regulatory authorities may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for some of our products or may grant approval only under conditions that are less commercially attractive than anticipated. To the extent that these products do not perform successfully in our planned pivotal clinical trials, we may need to develop alternative candidates. Product development is generally a long, expensive, and uncertain process. Successful development of our new wound healing-wound care product formulations, including our incisional and or burn cream will depend on many factors, including:

•	Our ability to select key components, establish a stable formulation and optimize characteristics;
•	Our ability to develop a formulation that demonstrates our intended safety and efficacy profile; and
•	Our ability to transfer from an early-stage company to commercial-scale operations and the costs associated with commercial manufacturing.

If we are unable to develop suitable clinical formulations of our wound healing-wound care product candidates or are significantly delayed in doing so, our ability to commercialize these products will be adversely affected. Once we have manufactured a formulation that we believe is suitable for pivotal clinical testing, we will need to complete our clinical testing, and failure can occur at any stage of testing. These clinical tests must comply with FDA and other applicable regulations. We may suffer significant setbacks in advanced clinical trials, even after showing promising results in earlier trials. The results of later clinical trials may not replicate the results of prior clinical trials. Based on results at any stage of clinical trials, we may decide to discontinue development of a product candidate. We, or the FDA, may suspend clinical trials at any time if the patients participating in the trials are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical trials or in the conduct of our trials. Moreover, not all products in clinical testing will receive timely, or any, regulatory approval. Even if clinical trials are completed as planned, their results may not support our assumptions or our product claims. The clinical process may fail to demonstrate that our products are safe for humans or effective for intended uses. In addition, these failures could cause us to abandon a product entirely. If we fail to take any current or future product candidate from the development stage to market, we will have incurred significant expenses without the possibility of generating revenues, and our business will be adversely affected.

We will be subject to ongoing regulatory review of products currently under development that may be marketed in the future.

Any of our pharmaceutical products under development will be subject to extensive regulation. These regulations will impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, injunctions against their distribution, disgorgement of money, operating restrictions, and criminal prosecution.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions under the federal anti-kickback statute, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, arranging for or recommending prescription or purchase may be subject to scrutiny if they do not qualify for a statutory exemption or safe harbor. Federal false claims laws prohibit any person from knowingly making, or causing to be made, a false claim to the federal government, or knowingly making, or causing to be made a false statement to have a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

In addition, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is overseen by the FDA and other governmental authorities under regulations that include, in particular, requirements concerning record keeping and control procedures. Any failure to comply with these regulations may result in significant criminal and civil penalties as well as damage to our credibility in the marketplace. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory status of our cosmeceutical products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products.

The Federal Food, Drug, and Cosmetic Act does not recognize “cosmeceuticals” as a category of products. We use the term “cosmeceuticals” as a marketing term to describe our non-prescription, cosmetic products. The FDA does not have a premarket approval system for cosmetic products outside of new color additives, and we believe we are permitted to market our cosmeceutical products and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate what we term as cosmeceuticals or the ingredients included in our cosmeceuticals as drugs or biologics, rather than cosmetics. If any of our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of our cosmeceutical products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials and we may not be able to establish sufficient efficacy or safety data to resume the sale of our cosmeceutical products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmeceutical products and any related interruption in the marketing and sale of our cosmeceutical products could severely damage our brands and image in the marketplace, including our relationships with physicians and their patients.

If our manufacturers do not comply with U.S. and federal regulations, our supply of product could be disrupted or terminated.

Our manufacturers must comply with U.S. regulations and corresponding foreign standards, including the FDA’s current Good Manufacturing Practice regulations for drug manufacturing and processing, or “cGMPs”, applicable to the manufacturing processes related to ingredients sold to us for use in our products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. We will have limited control over the FDA compliance of our third-party manufacturers. If any of our manufacturers fail to meet or are found to be non-compliant with the cGMPs or any other FDA requirements or similar regulatory requirements outside of the U.S., obtaining the required regulatory approvals, including from the FDA, to use alternative suppliers may be a lengthy and uncertain process. A lengthy interruption in the manufacturing of one or more of our products as a result of non-compliance could adversely affect our product inventories and supply of products available for sale which could reduce our sales, margins and market share, as well as harm our overall business and financial results. Additionally, the Federal Drug and Cosmetic Act (“FDCA”) may hold labelers/specification developers (brands selling a product) criminally and civilly liable for the violations, acts, and omission of their manufacturers.

Under the FDCA, cosmetics (which we refer to as cosmeceuticals) are defined as articles applied to the human body to cleanse, beautify, or alter the appearance. The manufacturing of cosmetics is subject to the misbranding and adulteration sections of the FDCA applicable to cosmetics. Cosmetics are not subject to premarket approval by the FDA but the product and ingredients must be tested to assure safety. If the product or ingredients are not tested for safety, a specific warning is required. The FDA monitors compliance of cosmetic products through random inspections of cosmetic manufacturers and distributors. The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or any function of the human body, the FDA will regulate the product as a drug rather than as a cosmetic. The product will then be subject to all drug requirements under the FDCA. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act and other FDA regulations.

We have only limited experience in regulatory affairs, which may affect our ability or the time we require to obtain necessary regulatory approvals. We have only limited experience in regulatory affairs, including the preparation and filing of applications to gain the regulatory approvals necessary for pharmaceutical product candidates. Moreover, some of the products that are likely to result from our product development, licensing and acquisition programs may be based on new technologies that have not been extensively tested in humans. As a result, we may experience a longer than customary regulatory process in connection with obtaining regulatory approvals for any products that we develop, license or acquire.

If we move forward with production of an FDA regulated product, and we are found not to be in compliance with Good Manufacturing Practices, then our operations could be harmed.

In the United States, FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements require us and our vendors to maintain good manufacturing processes, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.  The ingredient identification requirement, which requires us to confirm the levels, identity, and potency of ingredients listed on our product labels within a narrow range, is particularly burdensome and difficult for us with respect to products that contain many different ingredients. We are also required to report serious adverse events associated with consumer use of our products. Our operations could be harmed if regulatory authorities make determinations that we, or our vendors, are not in compliance with these regulations or public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties, or actions impacting our ability to continue selling certain products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

RISKS RELATED TO OUR BUSINESS

Our products and product candidates may not achieve or maintain widespread market acceptance.

We may not achieve or maintain widespread market acceptance of our products or product candidates among physicians, patients, or healthcare providers. Our products’ success is highly dependent on physician and patient preference and market acceptance. We have a limited history of promoting our cosmeceutical products. Our significant marketing efforts to date have been focused primarily on dermatologists and plastic surgeons.

We believe that market acceptance of our products will depend on many factors including:

•	The perceived advantages of our products over competing products;
•	The effectiveness of our sales and marketing efforts;
•	The convenience and ease of administration of our products;
•	The safety and efficacy of our products and the prevalence and severity of any possible adverse side effects;
•	The availability and success of alternative treatments;
•	Our product pricing and cost effectiveness;
•	Publicity concerning our products, product candidates or competitive products;
•	Whether or not patients routinely use our products and purchase additional product, and
•	Our ability to respond to changes in physician, aestheticians, and patient preferences for the treatment of dermatological conditions and the improvement of the appearance of skin.

If our products fail to achieve or maintain market acceptance or if new products or technologies are introduced by others that are more favorably received than our products, are more cost effective or that otherwise render our products obsolete, we may experience a decline in the demand for our products.

If we are unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would suffer. Our ability to compete depends upon the success of our business development activities and our ability, and the ability of our collaborators, to innovate, develop, and commercialize new products and product enhancements, as well as to identify new markets for our products.

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

Our failure to introduce new products or enhancements to our existing products could adversely affect our expected growth rate and adversely affect our overall business and financial results.

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

Our future success depends on our ability to retain our chief executive officer and to attract, retain and motivate qualified personnel.

We are highly dependent on Steven Carlson, our Chief Executive Officer. The loss of the services of Mr. Carlson might impede the achievement of our research, development, and commercialization objectives. Replacing Mr. Carlson may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to successfully develop and commercialize our products. We generally do not maintain key person life insurance to cover the loss of any of our employees.

Recruiting and retaining qualified scientific personnel, clinical personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms, if at all, given the competition for similar personnel. In addition, we rely on consultants and advisors, including production, marketing, medical, and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

During the year ended December 31, 2015, the majority of our revenues were derived from two wholesale distributors. The loss of the distributors could have a material negative effect on our financial condition.

During the year ended December 31, 2015, we derived 31.1% and 15.7% of our revenues from two wholesale distributors. These two distributors purchase products from us on a purchase order basis on negotiated terms of payment. The distributors are under no obligation to continue to purchase our products. The loss of either of the distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors. We are actively seeking to expand our products’ distribution channels in order to reduce the impact the loss of any one distributor would have on our Company, however we can give no assurance that we will be successful in doing so.

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

If we fail to comply with any of the requirements under our key license and supply agreements, we may lose exclusive rights under these agreements or they may be terminated in their entirety. As of the date of this prospectus, we remain overdue in payments owing to many of the counterparties to these agreements, which increases the risk of such loss or termination. In that event, others could obtain rights to sell products that compete directly with our products and our revenues and market share would correspondingly decrease. The loss of any rights under any of our license and supply agreements would adversely affect our ability to sell our products and adversely affect our revenues and results of operations.

We face risks due to our reliance on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, transportation, and regulatory monitoring of our products.

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

The dermatology market is highly competitive and includes a number of established, large, and mid-sized pharmaceutical and cosmeceutical companies, as well as smaller emerging companies and specialty pharmaceutical and cosmeceutical companies, whose activities are focused on our target markets and areas of expertise. We face and will continue to face, competition for our products and in the commercialization, development, licensing and discovery of our product candidates. This could negatively impact our ability to achieve significant market acceptance of our products and product candidates. Furthermore, new developments including the development of other drug technologies, delivery methods and improved formulations, occur in the pharmaceutical industry at a rapid pace. These developments may render our currently marketed products and product candidates or technologies obsolete or noncompetitive.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	Capital resources;
•	Research and development resources, including personnel and technology;
•	Regulatory experience
•	Favorable brand name awareness
•	Clinical trial experience; and
•	Manufacturing, distribution and sales and marketing experience.

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

It is possible that our competitors may be able to reduce their cost of production so that they can aggressively price their products and increase their greater market share. Our competitors may also be able to attract and retain qualified personnel and to secure capital resources. Any of these events could adversely affect our ability to compete and our results of operations could suffer.

Our products and product candidates may cause undesirable side effects that could limit their use.

Skin irritation is a reported side effect of cosmeceutical products. Although these side effects generally are not severe, they may limit the use of our products, particularly if physicians or patients perceive the risks to outweigh the benefits or the side effects of competitive products to be less significant. If more severe side effects associated with any of our cosmeceutical products were to be reported or observed, we could be required to suspend our marketing of the products, conduct additional safety tests, and potentially cease the sale of the products. In addition, we face the potential for product liability claims from any patients who experience side effects, whether or not any action is taken by a regulatory authority.

Undesirable side effects caused by our product candidates could interrupt, delay or halt our development programs, including clinical trials, and could result in the denial of any required regulatory approval by the FDA or other regulatory authorities.

We may face liability and indemnity claims that could result in unexpected costs and damage to our reputation.

Our business exposes us to potential liability risks that arise from the testing, manufacture and sale of our cosmeceutical products. Plaintiffs in the past have received substantial damage awards against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Although we currently maintain product liability insurance, there is no guarantee that any claims brought against us would be within our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Also, it may be necessary for us to recall products that do not meet approved specifications, which would result in adverse publicity, potentially significant costs in connection with the recall and a loss of revenues. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim results in adverse publicity or damage awards outside or in excess of our insurance policy limits.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position, and results of operations.

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

The cosmeceutical industry depends on consumer discretionary spending.  The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic conditions, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. Economic conditions may remain volatile and may depress consumer confidence and discretionary spending in the future. Negative economic conditions, if and when they exist, might cause consumers to make changes to their discretionary spending behavior, including spending currently made on our cosmeceutical line of products. If such sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales and this could materially adversely affect our business, financial condition, or results of operations.

The cosmeceutical industry in which we operate is highly competitive and increased competition could reduce our sales and profitability.

We compete in different markets within the cosmeceutical industry on the basis of the uniqueness of our product offerings, the quality of our products, customer service, price, and distribution.  Our markets are highly competitive.  Our competitors vary in size and many may have greater financial and marketing resources than we do.  If we cannot maintain quality and pricing that are comparable or superior to our competitors, we may not be able to grow our revenues and operating profits and we may lose market share.  Competitive conditions could result in our experiencing reduced revenues, gross margins, and operating results and could cause an investor in our Company to lose a substantial amount or all of its investment in our Company.

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

Risks Related to Our Common Stock

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

Because our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price has been and may continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5 per share, and our common stock is not listed on a national securities exchange, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets, excluding principal residence, in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock, and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Our directors and principal stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit the ability of our stockholders, whether acting alone or together, to propose or direct the management on the overall direction of our Company.

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our officers and directors. Accordingly, our principal stockholders together with our directors, Chief Executive Officer, and insider shareholders have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our outstanding warrants may be exercised, our convertible promissory notes may be converted, and our outstanding shares of preferred stock may be converted, in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

We are currently authorized to issue 100,000,000 of our common stock. As of September 30, 2016 we had 40,334,673 shares of our common stock issued and outstanding, excluding shares of common stock earned but unissued, issuable upon exercise of our outstanding warrants, options, convertible promissory notes, and shares of common stock into which our issued shares of preferred stock may be converted. To the extent the shares of common stock are issued, options and warrants are exercised, convertible promissory notes are converted, or preferred stock is converted, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of September 30, 2016 outstanding warrants to purchase 4,679,234 shares of our common stock at a weighted average exercise price of approximately $0.78 per share. In addition, as of September 30, 2016 we had outstanding options to purchase 4,352,619 shares of our common stock at a weighted average exercise price of approximately $0.58 per share; and, our issued shares of preferred stock can be converted into 1,917,720 shares of our common stock. In addition, we also had approximately $2,601,091 outstanding principal amount and interest of convertible debt as of September 30, 2016 for which the conversion price varies depending on the average trading price of shares of our common stock. Accordingly, if our stock price decreases, we could be required to issue a greater number of shares of our common stock upon conversion of this debt than originally anticipated, which could lead to dilution of your investment in our Company.

There is a limited trading market for our common stock, and shareholders may have difficulty trading and obtaining quotations for our common stock.

Our common stock is quoted on the OTCQB under the symbol “NUGN” and we have applied to list our common stock on the Nasdaq Capital Market. There has been limited trading in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. A limited market may adversely affect the market price of our common stock and could also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Capital appreciation, if any, of our common stock will be investors’ sole source of gain for the foreseeable future.

Our articles of incorporation allow for our board to create series of preferred stock without further approval by our stockholders, which has and could further adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the Board of Directors to issue up to 25,000,000 shares of “blank check” preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. We have issued 1,917,720 shares of Series A Preferred Stock to NuGene’s two founders, both of whom also serve on our Board of Directors. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one, has the right to elect a majority of the board of directors, and has in connection with any other vote of shareholders three votes for every vote available to the common stock. These outstanding shares of Series A Preferred Stock diminish and any future issuances of other series of preferred stock could further diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, the Series A Preferred Stock could be used to restrict our ability to merge with, or sell assets to, a third party. The Series A Preferred Stock makes it more difficult, and could delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. This summary description of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations filed with Secretary of State of Nevada on December 24, 2014 and included in our Current Report on Form 8-K filed with the SEC on January 6, 2015.

CORPORATE AND OTHER RISKS

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 as well as other federal and state laws. These requirements may place a strain on our people, systems, and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Chief Executive Officer and our Chief Financial Officer have limited experience in these roles in a public company.

To serve in the roles of officer and/or director for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, a senior executive officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such senior executives and directors. While our CEO has experience in managerial positons in large public companies and led another company through a public offering, he does not have extensive experience in operating a public company. Our CFO has never held a positon in a public company and he is not a trained financial expert. The absence of such extensive experience (and training in the case of our CFO) could increase our exposure to untimely compliance with applicable regulation that could result in possible added liability and cost to the material detriment of our operations and financial interests.  Our CFO is a medical doctor by training and has assumed the title and responsibility of a chief financial officer but has not had any prior experience in the traditional services to be rendered but has rather relied on staff and consultants in his acting in this capacity.

We do not have an Audit Committee and we do not have a majority of independent persons serving on our Board of Directors.

We do not have an independent Audit Committee. An Audit Committee qualitatively enhances a company’s internal controls over financial reporting. Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who believe that there are irregularities in a Company’s accounting policies and procedures.  Our Board of Directors consists of our two founders and one independent director. With our lack of an independent Audit Committee and only one independent director, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are characterized as an “emerging growth company.”  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company”.

We are also currently able to take advantage of certain of these exemptions as a smaller reporting company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We believe that the above issuances are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated December 26, 2014, among our Company, NG Acquisition, Inc. and NuGene Inc. (1)
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. (1)
4.1	Certificate of Designation of Series A Preferred Stock.(1)
10.1	Form of Lock Up Agreement-NuGene Shareholders(1)
10.2	Form of Lock Up/Leak Out Agreement- Stock Placement Investors(1)
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc.(1)
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc.(1)
10.5	Form of Convertible Promissory Note.(1)
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. (1)
10.7	Form of Stock Purchase Agreement (April 2015) (3)

10.8	Offer Letter to join Board of Directors between NuGene International, Inc. and Donna Queen(4)
21.1	List of subsidiaries of the Registrant.(2)
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herein.

(1)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.
(4)	Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on May 29, 2015.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc. (Registrant)

Date: November xx, 2016	By:	/s/ M. SAEED KHARAZMI
M. Saeed Kharazmi
Acting Chief Financial Officer

