Form 10-K
period 2016-12-31
NuGene International, Inc.
filed 2017-04-12
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of April 10, 2017 was $5,898,823 based on the closing price of the registrant's common stock reported by the OTCQB market on April 10, 2017. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The outstanding number of shares of common stock as of April 10, 2017 was: 42,260,211

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.

All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance, or achievements to differ materially from those described or implied in the forward-looking statements, including:

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We can give no assurance that any of the assumptions relating to the forward-looking statements included in this Annual Report on Form 10-K are accurate, and we assume no obligation to update any such forward-looking statements, except as may be required under applicable securities laws.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included or incorporated by reference important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Annual Report on Form 10-K, and the documents that have been filed as exhibits to the Annual Report on Form 10-K or any document incorporated by reference herein completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year, or each quarter in the year, progresses, and, therefore, it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this prospectus and may change prior to the end of each quarter or the year.

PART I

ITEM 1.	BUSINESS

ORGANIZATIONAL HISTORY

We were incorporated in the State of Nevada on October 30, 2013 under the name “Bling Marketing, Inc.”  Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings, and pendants (“BMI Business”).  We recognized a minimal amount of sales from operations prior to the three months ended September 30, 2014.

On December 26, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”) merged with NuGene. As a result, NuGene (the surviving entity) became our wholly owned subsidiary.  The transaction contemplated under the Merger Agreement was deemed to be a reverse merger. Under reverse merger accounting, our Company (the legal acquirer) is considered to have been acquired by NuGene. The assets, liabilities, and operations of NuGene have been brought forward at their book value and no goodwill has been recognized.

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

In 2007, we continued to focus on age defying products utilizing peptide complexes (see further description, below) and  nano-encapsulation  for absorption into the skin (see further description, below). We introduced a limited product line under the NuGene name, and co-branded the products with an affiliated entity, Genetic Institute of Anti Aging, Inc. (“GIAA”), which is also owned by our founders. We utilized the services of a Korean based contract manufacturer to supply our products. This product line (the “GIAA Line”) was based on the use of peptides and did not utilize stem cells. We had very modest sales in 2007, with our sole customer being GIAA, a related party.

In 2008, we stopped production of the GIAA Line and sales were limited to selling remaining inventory through medical offices and through GIAA. With the GIAA Line discontinued, we spent the remainder of 2008 considering different formulations and methodologies for improved anti-aging products. In 2009 and 2010, we had limited activity and very limited sales. Our sales were mostly overseas and limited to the remaining inventory of the GIAA Line. We continued to explore how we might advance our formulations and methodologies. We expended funds on research and development, carried out mostly by scientists engaged by the Company.

In 2011, our founders decided to use adult adipose human stem cells (undifferentiated cells found throughout the body that multiply by cell division to replenish dying cells and regenerate tissues) as the foundation of the formulation for its products. During 2011, the Company developed a proprietary process to extract human adult stem cells from fat cells that the Company then used in its customized NuGene line made specifically for those client(s). Throughout 2011, we continued to provide autologous, or mature, fat-derived stem cells for use in clinical procedures, utilizing this technology. Through this process, the Company refined its ability to culture adult human stem cells to render human conditioned stem cell media at a proprietary concentration which is a primary ingredient in the NuGene line of cosmeceuticals.

In 2012, we completed our initial line of cosmeceutical products based on these adipose derived stem cells. We branded this advanced skin care line solely under the NuGene name (the “NuGene Line”). We were able to eliminate the unpleasant odor associated with stem cells by adding a fragrance with a very low incidence of allergic reaction. The packaging of this new product line bears no resemblance to the prior GIAA Line. We also manufactured the NuGene Line ourselves at a small laboratory facility that we leased from an affiliated entity owned by one of our founders. Throughout 2013, we continued to expand the product offerings of the NuGene Line. The Company focused its stem cell work in the surgical arena and orthopedic regeneration. These services were delivered to one client, which was an affiliated entity. Sales of the NuGene Line were limited as we were in an initial rollout and branding phase.

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products, we sought to develop our marketing plan and distribution channels. By the end of 2014, we had wholesalers distributing products from the NuGene Line to medical offices and medical spas throughout the United States. In addition to the NuGene Line, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”) which is also owned by our former CEO and Chairman of the Board, Messrs. Ali and Mohammed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these products and services to ASP as we transitioned into the commercialization of our cosmeceutical product lines. We had no such product sales and provided no services to ASP subsequent to the Merger Agreement in December 2014.

The Company currently is principally engaged in marketing its NuGene Line of products. We will need to seek substantial additional funding to remain a going concern, maintain operations and to implement our business plan. Without adequate funding to support our operations for at least the next 12 months, our ability to expend funds on advertising, retain channels of distribution, retain supplier relationships, build inventory and recruit experienced sales personnel cannot be assured. Additionally, we were unsuccessful in several attempts to raise capital during 2015 and early 2016 and these failures have put our Company under significant financial strain. We continue to attempt to procure new sources of funding, whether from the issuance of debt or shares of our common stock or a combination of both. Even if we are able to obtain such additional funding, no assurance can be given that the amounts of funding we might secure will prove to be adequate or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any additional financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be unable to manage our existing outstanding debt, and may be required to significantly curtail or even discontinue our operations.

OVERVIEW

“Cosmeceuticals” refer to the combinations of cosmetics and pharmaceuticals that may offer medicinal or drug-like benefits. The term is more of a marketing term rather than a legal term, with the cosmetics industry having adopted the term in the late 1990’s. The U.S. Food and Drug Administration (the “FDA”) does not recognize the term. While drugs are subject to a review and approval process by the FDA, cosmetics and cosmeceuticals are not subject to the same stringent regulatory regime and scrutiny. As such, if a product has drug properties, it must be approved as a drug. However, cosmeceuticals are not subject to this review and approval process.

Cosmeceuticals offer consumers cosmetic-like treatments with active ingredients, which we believe give them pharmaceutical-like efficacy. Driven by aesthetic-consciousness, according to the May 2014 RNCOS research publication entitled, “Global Cosmeceuticals Market Outlook 2018” the global market for cosmeceutical products reached an estimated size of $35.1 billion in 2013. We believe that this market benefits from a younger generation of consumers as well as baby boomers who want to preserve their youthful looks. In our view the U.S. cosmeceutical market will continue to be favorably influenced by these groups who want beautiful and younger looking skin while aging.

Two of the fastest growing cosmeceuticals segments are the anti-aging and hair restoration markets which focus on mechanisms that influence the aging of skin and prevent/restore hair loss. Also according to the same RNCOS research, skin care garnered a material share of the cosmeceutical market in 2013 with a 60%, $21 billion worldwide market share, followed by hair care which represented a 14%, $4.75 billion market share. The global skincare cosmeceutical market is expected to reach $30.3 billion by 2018, accounting for a 62% share in the total cosmeceutical markets. In particular it is anticipated that with an aging baby boomer population and increased male grooming, skin whitening, facial care and sun-damaged products will drive the expected global demand.

The use of stem cell based media as a foundation for cosmeceutical products is designed to promote the anti-aging process. Every human being has stem cells in his or her body. These cells exist from the early stages of human development until the end of a person’s life. Throughout our lives, our body continues to produce stem cells that regenerate to produce differentiated cells that make up various aspects of the body such as skin, blood, muscles, and nerves. These are generally referred to as adult stem cells (non-embryonic). These cells are important for the purpose of medical therapies aiming to replace lost or damaged cells or tissues or to otherwise treat disorders. Our NuGene Line of products uses human adult stem cells culture media that we believe, when applied to human skin cells, may reduce the appearance of aging skin. We have not yet commenced widespread marketing efforts of the NuGene Line, however we are in the process of developing relationships with distributors to provide access to national and international channels of distribution.

STRATEGY

In our view, anti-aging products represent (and will continue to represent) a significant portion of the facial skincare market. In key markets, we believe that the facial skincare market is positioned for significant growth with limited downside risks from the overall condition of the economy. In order to make claims that products can diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients. The category of skincare products based on biotechnology such as human stem cell is in our view just beginning to be developed, and therefore we expect that it has significant growth potential. Our goal is to leverage our knowledge in human adult stem cell technology to develop and commercialize advanced anti-aging skincare and hair growth products for the retail and professional channels. We intend to develop, manufacture, and market cosmetic skin care and hair products to address this significant market opportunity.

We plan to continue to sell our NuGene Line of products domestically and internationally through professional channels, including dermatologists, plastic surgeons, medical offices, and day and resort spas. We also expect to directly market our product through television sales-dedicated channels. We plan to promote brand awareness through advertising, our own sales personnel, other marketing and public relations. We will also partially rely upon the name recognition of Kathy Ireland secured under the License Agreement discussed below. We propose to further expand our sales efforts through our branded website (www.nugene.com) and additional online commerce channels.

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

OUR PRODUCTS

All of our products listed below have been formulated, fully developed and are currently being marketed. We have formulated and are testing other products which we expect to introduce (financial resources permitting) once we complete product testing and preparation of marketing materials. None of our products are licensed from third parties.  All of products are either protected by patents for which we have applied, or derived from trade secrets and proprietary formulas.

NuGene Skincare Products

·	Universal Cream: Our moisturizer works to smooth fine lines and wrinkles, improve aging skin tone and texture, increase collagen production, and reduce puffiness and dark circles-without any heaviness or oiliness.

·	Universal Serum: Formulated with multiple human growth factors, polypeptides, vitamins, minerals and amino acids, our signature serum encourages skin’s natural production of collagen and elastin while boosting other vital matrix protein syntheses, enabling it to repair and prevent environmental damage, improve texture and thickness, and restore skin’s natural luminosity.

·	Eye Serum: Designed to prevent and correct wrinkles, fine lines, puffiness, dryness and dark circles, this innovative product relies on our cutting-edge stem cell technology, along with multiple growth factors and other nourishing ingredients, to help reverse skin damage, minimize the appearance of future signs of aging, and restore youthful luminosity around the eyes, fostering skin that looks younger, smoother and fresher.

·	Light & Bright Gel: This potent product works to break down excess melanin in the skin without any of the harsh ingredients typically found in brightening products. And, in addition to quickly reducing the look of dark spots and excess pigmentation, it works to increase overall radiance, restoring a youthful glow.

·	Face Wash: As an anti-aging cleanser, our Face Wash is formulated with a unique blend of multiple growth factors, cytokines and rich pentapeptide complexes. NuGene’s Face Wash minimizes the visibility of pores and softens imperfections while the natural cleansing agents gently wash away dirt, oil, and makeup leaving the skin refreshed, smooth, clean and hydrated.

Hair care Products

·	Anti-Hair Loss Serum: Our stem cell based technology replenishes the hair follicles with essential growth factors and cytokines to reduce and prevent further hair loss, as well as to stimulate follicular regeneration.

·	Regenerative Shampoo: Rich in growth factors, polypeptide complexes and vitamins, this product has been formulated to rejuvenate the hair and scalp. In addition to increasing hydration, vibrancy, and shine, it works to protect hair from environmental assault, preventing and correcting breakage, thinning and split ends.

·	Regenerative Conditioner: This hydrating, shine-enhancing conditioner utilizes additional key ingredients, vitamins, and polypeptide complexes, to name a few, to instantly smooth even the coarsest, most damaged strands. With regular use, it fosters stronger, shinier, younger-looking hair that’s easier to style.

Wound Care-Wound Healing; Biopharma Products

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

Tissue healing research has demonstrated adipose-derived stem cell culture conditioned media exhibit human dermal fibroblast proliferation and enhanced secretion of type I, III collagen and fibronectin. These properties are well suited for dermal wound healing. In order to develop and bring this product to market, we intend to work with a contract manufacturer to combine the product with our stem cell media technology. The preclinical FDA work we will need to have completed consists of in vitro and in vivo efficacy studies, experimental toxicology testing, formulation study, storage condition, stability testing, and ensuring Good Manufacturing Practices are all followed in the manufacturing process. This topical product will require FDA approval and we can give no assurance that we will obtain that approval.

STRATEGIC RELATIONSHIPS AND LICENSING ARRANGEMENTS

kiWW License Agreement

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") whereby we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland in connection with our cosmeceutical line of products containing adult human adipose stem cell derived or containing biologically active or biologically derived ingredients. The initial term of the license is for eight years and it may be renewed for up to an additional four years.

In accordance with the License Agreement, we are required to submit a Business Plan to kiWW® within ninety days of the effective date of the License Agreement. We have submitted our Business Plan to the Licensor within the required time frame and received the necessary approvals. The License Agreement defines the Licensed Products as those NuGene products containing stem cell derived or containing biologically active or biologically derived ingredients including: NuGene Face Wash, NuGene Universal Cream, NuGene Universal Serum, NuGene Light and Bright, NuGene Eye Serum, NuGene Anti-Hair Loss Serum, NuGene Regenerative Shampoo & Conditioner, and Advanced Infusion Serums as well as the following products which have not yet been commercially launched and/or developed: NuGene FaceMask, NuGene Melasma Serum, NuGene Acne Serum, NuGene Revitalizing Night Cream, NuGene Toner, NuGene Body Lotion, NuGene Specialty Soap, NuGene Neck and Décolleté Lotion, and other age defying products that are stem cell derived or which contain biologically active or biologically derived ingredients. On March 5, 2015, we announced the launch of the NuGene kathy ireland ® brand. The campaign includes a re-branded internet presence and new videos featuring Ms. Ireland. We have initiated the launch of a larger multi-media campaign to promote the product line.

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

The Forecasted Minimum Net Sales are not binding. Rather, they are estimates and establish a target and a benchmark for the Minimum Royalty discussed below. Should we fail to meet the Forecasted Minimum Net Sales in any given Contract Year, the License Agreement remains in full force and effect so long as we have made commercially reasonable efforts to meet the Forecasted Minimum Net Sales for the Contract Year. However, we are still obligated to pay the Minimum Royalty for that Contract Year.

For each of these Contract Years we are obligated to pay a minimum royalty as follows:

Period	Minimum Royalty

Contract Year 1	$100,000

Contract Year 2	$150,000

Contract Year 3	$200,000

Contract Year 4	$250,000

Once the minimum royalties, as noted above, are paid, we pay royalties in the amount of 5% of net sales of products under the License Agreement, and an additional royalty payment in the amount of 1% of net sales of products under the License Agreement sold to purchasers introduced to NuGene by kiWW.

Additionally, we are obligated to pay an annual Brand Participation fee to kiWW® which provides for general advertising, goodwill and promotion of the overall kathy ireland brand. NuGene paid kiWW $350,000 effective upon execution of the License. This onetime fee includes a "Brand Participation" fee for Contract Year 1. Brand Participation fees for Contract Years 2 through 8 are $50,000 annually with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4.

This description of the License Agreement is a summary and does not purport to describe all material conditions, obligations and payments that are the responsibility of NuGene to the Licensor. The description provided of the License Agreement in this Annual Report is qualified in its entirety by reference to the License Agreement attached as an Exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2015, and that agreement is incorporated herein by this reference as if fully set forth herein Report.

The Company and kiWW have recently been in discussions to address and resolve issues and problems under the License Agreement, which includes the Company’s failure to timely tender certain payments under the License Agreement. In order to settle all disputes under the License Agreement and to confirm their commitment to each other under the License Agreement, on 03 February 2017 the Company finalized and executed a Confirmation and Continuation Agreement (the “Confirmation Agreement”) with kiWW. Pursuant to the Confirmation Agreement, the Company is obligated to provide the following consideration: (i) Pay the sum of $50,000 to settle a lawsuit in which the Company, kiWW, and other parties are named as defendants (the Company previously paid the $50,000 and the litigation has been dismissed); (ii) Issue to kiWW warrants in the form of a Common Stock Purchase Warrant to acquire 3,000,000 shares of the Company’s common stock (the warrant expires five years from the date of issuance and is exercisable for $0.01 per share, with a cash-less exercise option); (iii) Issue to kiWW 500,000 restricted shares of the Company’s common stock, which will be subject to the same lock-up agreement placed on executives of the Company pursuant to the Company’s proposed public offering under this Registration Statement; and, (iv) Upon the earlier of 30 June 2017, or the closing of the Company’s proposed public offering under this Registration Statement, the Company shall pay to kiWW $50,000. Pursuant to the Confirmation Agreement, kiWW is obligated as follows: (x) kiWW agrees that the Company has performed, paid, and otherwise satisfied all of its obligations under the License Agreement for calendar year 2016; (ii) kiWW agrees that as of the end of calendar year 2016, the Company was not in breach of the License Agreement in any respect; and, (iii) kiWW ratifies and confirms the License Agreement, and that it shall continue in full force and effect.

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

COMPETITION

NuGene experiences and will experience intense competition from companies developing cosmeceuticals with stem cell derived active ingredients as well other ingredients. Our pharmaceutical division competes or will compete with companies developing stem cell based pharmaceuticals. Our cosmeceutical line of products also competes with other companies that offer a plant derived stem cell skin care line or stem-cell derived extracts. Many of these companies have substantially greater financial, technological, research and development, marketing and personnel resources.

In order to successfully compete with larger and better funded brands, the Company employs a strategy of developing products that are either proprietary or have some unique characteristics. All of our products combine in-house advancements, proprietary, and patent pending technologies and formulations. We believe that our use of well accepted, adult human stem cell derived conditioned media obtained through adipose derived stem cells gives us a competitive advantage against competitors seeking to use controversial human stem cells derived from bone marrow and other sources. Our patent pending adipose derived stem cell culture process also provides us with a low cost, high yield output for production.

Adipose derived stem cells are also called mesenchymal, or in simpler terms, “adult stem cells”. Adult stem cells are limited to categorization by their tissue of origin. Stem cells which are present in fat are called adipose stem cells. This is entirely different from embryonic stem cells, which are found in embryos and subject to significant ethical issues. The foremost mechanism by which adult stem cells participate in repair of the human body is related to the secretion of trophic factors. They provide a microenvironment with the production of a wide range of growth factors, cytokines, and chemokines, all of which are broadly defined as the stem cell secretomes or biomolecules. The secretomes are well preserved in their biological conformation and effectiveness in the fat tissue or when cultured in a tissue culture plate.

NuGene uses adipose stem cells. These stem cells are cultivated in a plastic flask fed with a liquid solution mix composed of amino acids and other nutrients. This promotes the cells to attach to the flask, thrive, divide, and grow in an incubator which mimics the human body environment. This is process is called stem cell culture. In the process of dividing and growing, these stem cells secrete a vast array of secretomes or biomolecules which are functionally and structurally similar to the ones produced in their host tissue (fat). This solution, with secreted biomolecules, is called stem cell derived condition media. Since the source of the cells is fat, which is mesenchymal/adult in nature, this media is also called as adult stem cell derived conditioned media. This conditioned media is a pure solution of secretomes and does not contain any dead or live stem cells. This conditioned media is then processed and used in NuGene’s proprietary formulations, providing a competitive advantage to NuGene.

There are many large, integrated, and established pharmaceutical, specialty chemical, personal care, and health care companies that have greater capacity than us to develop and to commercialize types of products which would be competitive to ours. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its management and contractors it has engaged provide it with a competitive advantage.

Our marketing strategy seeks to employ a dual approach of offering both a direct to consumer line of products and a professional line of product. Our consumer brand has the competitive advantage of using the Kathy Ireland name and brand. We will also employ the most efficient media buying and direct to consumer techniques to create awareness in the most cost efficient manner possible. Our professional line of products will benefit from Key Opinion Leader studies; clinical studies; and, the engagement of sales network professionals with a proven history of success in our market segment.

While we have experienced slow growth in the sales of our products, we believe that is a direct result of our lack of available cash. The proceeds we seek to obtain through the public offering under this Registration Statement should provide us with the cash resources to effectively market our products. We believe that we will be able to effectively compete on the basis of product quality and reliability, cost of production, technical capability, product innovation, and customer service. We believe that we will further improve our competitive position by utilizing contract manufacturers to further lower our overhead and cost of production.

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

We are required to substantiate the safety and product claims of our cosmetic products and ingredients before marketing. The FDA or FTC may disagree with our characterization of one or more of the skin care products as a cosmetic or the product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on our business. If the FDA determines we have failed to comply with applicable requirements under the FDCA or FPLA, it can impose a variety of enforcement actions from public warning letters, injunctions, consent decrees, and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including disgorgement of profits, injunction from further violative conduct, and consent decrees.

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

At present, we do not anticipate that any of the products we market will be regulated as a combination cosmetic and drug or solely as a drug or device. However, the FDA may disagree with such a determination which could result in a variety of enforcement actions and significant additional expenditure to comply with regulations which the FDA may deem applicable to such products. We are in the process of researching new products that may be classified as combination cosmetics and drugs which would require FDA approval. See “Risk Factors” beginning on page 13 of this Annual Report on Form 10-K.

Domestic State and Local Government Regulation

Some states and local governments in the United States regulate the labeling, operation, sale, and distribution of our skin care products. To the extent additional state or local laws apply, we intend to comply with them.

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. The level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in increased regulation of our product(s), resulting in a greater regulatory burden for us. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. As a result, it is possible that we may not be permitted to sell our products in foreign markets or expand our business into one or more foreign jurisdictions.

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

Nano-encapsulation

One of the material challenges of the skincare science is the delivery of the active ingredients to the skin. At NuGene, we met this challenge by using proprietary nano-encapsulation technology. This technology allowed us to effectively deliver adipose stem cell derived cytokines and growth factors through embedding them within a nanosome or capsule. This added step enhances the penetration of these biomolecules into the skin cells. Additionally, it prevents these growth factors/cytokines from becoming degraded by proteases present in the mixture. We believe this enhances the effectiveness of our products.

NuGene’s Anti-Aging Mechanism

Based upon research on adipose derived stem cell cultured media, we have discovered the following potential benefits:

·	Increases the proliferation of epithelial cells;

·	Increases the synthesis of hyaluronic acid;

·	Increases the synthesis of collagen and elastin;

·	Adipose stem cell-derived EGF, bFGF increases the proliferation of fibroblast which synthesizes collagen and elastin; and

·	Adipose stem cell-derived EGF, IGF, bFGF, aFGF increases the skin elasticity by up-regulation of collagen, elastin, hyaluronic acid, and other extracellular matrixes (ECMs).

INTELLECTUAL PROPERTY

We have invested, and continue to invest, significantly in intellectual properties, which consist of patents, trademarks, proprietary formulas and trade secrets, and URLs. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. There are certain processes and applications which we wish to keep confidential; we do not seek patent protection for such items. We currently have four U.S. provisional patent applications, and four pending international applications based on the same four U.S. provisional patents. The principal claims made in these applications cover wound scar and burn treatment creams, the methods of preparing stem cells and the formulations for stem cell media containing products. There are currently no patents issued in favor of the Company.

The following summarizes our pending applications:

•	AK01 skin treatment formulations application describes and claims dermal treatment compositions include medium recovered from an adipose-derived stem cell culture where the medium is collected under defined conditions. The medium includes growth factors and other materials that, when transported to living portions of the skin, improve the condition of damaged or aged skin. The compositions include combinations of transport ingredients in controlled proportions for effective topical application.

•	AK03-WO burn, scar, and wound treatment creams application describes and claims dermal treatment compositions include an emollient base, a conditioned medium, and a nanosilver particulate. The conditioned medium may be harvested from culture of human adipocyte-derived stem cells. The stem cells may be cultured in the presence of the nanosilver particulate. In other embodiments, the stem cells are cultured in medium that does not contain a nanosilver particulate. Instead the conditioned medium is compounded with the nanosilver particulate after the media is harvested from the stem cell culture.

•	AK04 burn, scar, and wound healing aids and bandages application describes and claims bandages combining sterile dressings with a composition including a conditioned medium. The conditioned medium may be nanoencapsulated or may be dispersed in an emollient base and applied to the sterile dressing. The conditioned medium may be harvested from culture of human adipocyte-derived stem cells. The nanoencapsulated conditioned medium may be washed and resuspended before applying to the sterile dressing. The emollient base may include defined proportions of oils and emulsifying agents.

•	NG06 wound, wrinkle, and blemish treatment dressings application claims priority (benefits from the earlier filing of) two of the Company’s earlier U.S. Provisional applications. The NG06 application describes and claims inventions relating to electroactive dressings and bandages. These inventions combine electroactive sterile dressings and the Company's proprietary human adipose-derived stem cell culture media. Human adipose-derived stem cells produce a variety of growth-promoting and healing materials such as growth factors and cytokines. Electroactive wound dressings produce local electric fields by providing electrical half cells in proximity to treated skin. The inventions combine the benefits of the growth factors and the localized electric fields to a localized region of the body.

The device of the invention includes dressings having a cathode and an anode, each forming an electrical half-cell, and a conductive treatment gel containing HADSCC media. The treatment gel may also contain human adipose-derived stem cells. The method includes providing a treatment gel and a dressing, applying the treatment gel to the skin or to the dressing, and applying the dressing to the skin. Other embodiments include bandages combining sterile dressings with a composition including a conditioned medium. The conditioned medium may be nanoencapsulated or may be dispersed in an emollient base and applied to the sterile dressing.

EMPLOYEES

As of December 31, 2016, we had 10 employees, all of which were full time employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. It is possible that the Company will outsource many functions so we cannot estimate whether there will be a significant increase in the number of employees. It is likely, however, that we will need to increase the number of employees in the general and administrative and business development areas over the next two years, as well as for our research and development activities.

DESCRIPTION OF PROPERTY

Our corporate offices are currently located at 17912 Cowan, Suite A, Irvine, California, 92614. We sublease our sole corporate facilities from ASP, an affiliate of our Company, for approximately $17,109 per month (including common area maintenance), consistent with the amount that is charged to ASP by the property owner. On February 5, 2015, ASP entered into a new five-year lease for the property with the owner beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease was subsequently amended to increase the square footage under lease beginning in January 2016. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

LEGAL PROCEEDINGS

On July 10, 2015, Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. (“KI”) pursuant to which KI made Kathy Ireland available to perform “Ambassador Services” as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. On or around August 4, 2016 the Company settled the litigation. All parties to this litigation executed a settlement agreement resolving and waiving all claims, with a full dismissal, with prejudice, of the action. Pursuant to the settlement, in December 2016 the Company paid the total sum of $50,000 to the Plaintiff.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NuGene name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NuGene trademark, as well as unspecified monetary damages. In February, 2017 the parties agreed upon terms to settle the matter, subject to execution of a definitive written settlement agreement to include the following terms: (i) $60,000 to be paid by the Company to SH&B, in installments of $5,000 upon execution of a Settlement Agreement, $25,000 90-days thereafter, and $30,000 60-days thereafter; (ii) issuance of 125,000 shares of the Company’s common stock to SH&B upon execution of a Settlement Agreement; (iii) each side continues to use their names as the wish; (iv) full mutual releases of known and unknown claims; (v) each bears its respective cost of litigation; and, (vi) dismissal with prejudice of the action. The written Settlement Agreement is being finalized and should be executed within the next 30 days.

In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed our Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. A trial/hearing was scheduled for March 14, 2017 to decide each matter. In February 2017 we settled both matters. In exchange for a complete release from the first claimant, we will pay the first claimant a total of $9,000 in accordance with the following schedule: $4,500 on or before March 10, 2017; four additional payments of $1,000 each on the 15th day of April, May, June, and July 2017; and, a final payment of $500 on or before the 15th day of August. In exchange for a complete release from the second claimant, we will pay the second claimant a total of $4,000 on or before March 10, 2017.

On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Former Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Former Executive totaled $49,998. The Company’s management is evaluating the merits of this matter. We believe that no amounts are due to the Former Executive and we have not accrued a liability as of December 31, 2016.

In December, 2016, we were informed by the four holders of our promissory notes totaling $480,000 (the “Holders”) that they would not honor their obligation to provide an additional $600,000 in similar financing. The Holders allege that certain breaches of the notes by the Company relieve them of their obligation. The Company firmly believes there is no merit whatsoever to the claims of the Holders. Rather than pursue litigation against the Holders, the Company has elected to pursue other sources of financing. However, should the Holders seek any acceleration or damages of any kind under the Notes, NuGene is committed to aggressively protect its rights, including though not limited to seeking damages from the Holders.

On February 24, 2017, we were informed that the Company will need to respond to a lawsuit filed by Habib American Bank (“Habib”) in the Superior Court of California, County of Orange. The action names Advanced Surgical Partners, LLC (“ASP”) as a defendant, as well as a number of additional named parties including though not limited to NuGene, Inc.; our Chairman of the Board, Mohammad Ali Kharazmi (“Ali”); and, our Chief Financial Officer and Board Member, Mohammad Saeed Kharazmi (“Saeed”). The action is based on a purported default under a commercial loan from Habib to ASP on or around January, 2008 (the “Loan”). According to the complaint, ASP currently owes Habib approximately $2.7 million under the Loan and that ASP has defaulted on the Loan. The Loan was arranged by Ali on behalf of ASP. Ali and Saeed are owners of, and control, ASP; they are also guarantors on the Loan. Additional family members of Ali and Saeed are alleged to be additional guarantors on the Loan, as are additional business entities owned by, or affiliated with, Ali and Saeed. The Loan is secured, in part, by the pledge of real estate owned by family members of Ali and Saeed (the “Pledged Real Estate”). A Deed of Trust was recorded by Habib against the Pledged Real Estate, and there appears to be more than sufficient equity in the Pledged Real Estate to pay off the Loan. NuGene is also alleged to be an additional guarantor on the Loan. A thorough search of NuGene records and files has failed to yield any documents or indication that NuGene was in fact a guarantor on the Loan. The Company has no documentation of the Loan or its purported guaranty, and there was no business relationship between ASP and NuGene which would suggest that a guaranty would have been provided. There was no prior knowledge by the Company of the existence of the Loan or the purported guaranty. Ali has steadfastly rejected the existence of the guaranty and has affirmatively assured the Company that he never authorized NuGene to guaranty the Loan, and that he never signed any documents on behalf of NuGene regarding the Loan. At this time, the Company intends to aggressively defend its rights and reject any status as a guarantor of the Loan. We believe that the Company’s risk and liability exposure under the Loan is minimal based upon (i) good faith and evidentiary defenses; and, (ii) the fact that there is more than adequate value/equity in the Pledged Real Estate to pay off the loan.

On April 4, 2017, Habib agreed to dismiss the Company from the litigation brought by Habib. A formal Settlement Agreement and Release has been executed by and between the Company and Habib.

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

An investment in our common stock involves a very high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision.    Our future operating results may vary substantially from anticipated results due to a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. The following discussion highlights some of these risks and uncertainties and the possible impact of these risks on future results of operations. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the market value of our stock could decline substantially and you could lose part or all of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since the inception of NuGene, Inc. (our wholly owned subsidiary) in December 2006, we have incurred significant operating losses. Our net losses were approximately $5.2 million and $11.8 million for the fiscal years ended December 31, 2015 and 2016, respectively. As of December 31, 2016, we had a deficit accumulated since inception of $18.4 million. We have invested a significant portion of our efforts and financial resources in the development of our NuGene line of products. More recently, we have begun to also invest our efforts and financial resources in the early development of our wound care/wound healing products.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. There are currently no patents issued in favor of the Company.

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

Patents. Our commercial success will continue to depend in part on the patent rights we plan to obtain related to future products we may market. We currently have four U.S. provisional patent applications, and four pending international applications based on the same four U.S. provisional patents. The principal claims made in these applications cover wound scar and burn treatment creams, the methods of preparing stem cells and the formulations for stem cell media containing products. There are currently no patents issued in favor of the Company. Our success also depends on our and our licensors’, collaborators’, and suppliers’ ability to maintain these patent rights against third-party challenges to their validity, scope, or enforceability of these patent rights.

Our patent position (and those of our licensors, collaborators, and suppliers) is subject to the same uncertainty as other pharmaceutical and consumer product companies. Our patent applications (as well as the patents and patent applications of our licensors, collaborators and suppliers) may not protect our technologies and products because, among other things, our pending applications may not result in issued patents; we may develop additional proprietary technologies that are not patentable; patents issued to us may not provide a basis for future commercially viable products; and patents issued to us may not provide us with any competitive advantage, or may be challenged, circumvented, invalidated or rendered unenforceable by third parties. For example, the USPTO or the courts may deny, narrow, or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions. Inventors or third parties of whom we are unaware, may challenge the ownership of patents and applications we own, license or benefit from through supply agreements with our collaborators and suppliers. We, our licensors, collaborators, and suppliers may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that is secured may be challenged and possibly lost.

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

If we choose, or are required, to seek FDA approval to market and sell any of our products, we may be unable to demonstrate the necessary safety and efficacy to obtain such FDA approval.

Our current business strategy is focused on developing and commercializing product opportunities as cosmeceuticals not requiring FDA approval. In the future we, alone or with project partners, may seek FDA regulatory approval to market and sell one or more of our products assets as an FDA-approved drug. The FDA may also seek to classify one or more of our products as drug rather a cosmeceutical. If we choose, or are required, to obtain FDA approval to market and sell any of our products, the approval process is costly, time consuming, uncertain, and subject to unanticipated delays. The FDA or other regulatory agencies may not approve a product candidate on a timely basis or at all. Before we obtain FDA approval for the sale of any product, we will be required to demonstrate through preclinical studies and clinical trials that it is safe and effective for each intended use, which we may not be able to do. A failure to demonstrate safety and efficacy of a product candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited as to its distribution, which could reduce revenue potential, and we will be subject to extensive and costly post-approval requirements and oversight with respect to commercialization of the product candidate.

Delays in the completion of, or the termination of, any clinical or non-clinical trials for any product candidates for which we may seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years, and they may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect product development costs and plans with respect to any product candidate for which we seek FDA approval. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached in a timely manner or at all with clinical research organizations to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be limited or eliminated, which may prevent us from recouping our investment in research and development efforts for the product candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

Even if we successfully develop any product candidate into an FDA-approved drug, failure to comply with continuing federal and state regulations could result in the loss of approvals to market the drug.

Even if we successfully develop any product candidate into an FDA-approved drug, we will be subject to extensive continuing regulatory requirements and review, including review of adverse drug experiences and clinical results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we would use to produce any drug preparations would be subject to periodic review and inspection by the FDA. We will be reliant on third parties to maintain their manufacturing processes in compliance with FDA and all other applicable regulatory requirements. Any changes to a product that has been approved, including the way it is manufactured or promoted, will often require FDA approval again before the product, as modified, may be marketed and sold. In addition, we and the manufacturers of the drug will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or the manufacturers of the drug failed to comply with these or any other applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of the manufacturers, seize or detain products or require a product recall.

Regulatory review of the manner in which we market and promote our products could result in classification of a product as a drug, which could adversely affect our business.

Regulatory review also covers a company’s activities in the marketing and promotion of its products. The FDA could review the manner in which we market and promote our products, including though not limited to claims and information provided on our packaging, in product descriptions and details, and on our website. If the FDA determines that such marketing and promotion classifies a product as a drug, we would be forced to obtain FDA approval for such product. We could also face significant potential penalties and restrictions for promotion of a drug for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

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

We have an international licensing agreement with kiWW for all cosmetic products for a term of eight years. These rights are important to our business, and any breach of the agreement could result in a termination of the respective rights, which, in turn, would prevent us from marketing the affected products or developing the affected product candidates. Our agreement with kiWW require milestone and royalty payments, minimum revenue requirements or minimum annual royalty payments and other obligations. If we have insufficient demand for these products or otherwise fail to meet the minimum purchase requirements or any of the other requirements set forth in the agreement, we could lose the exclusive nature of our right to market products under the kiWW brand. Additionally, we are overdue in payments owed to kiWW. Should we not be able to cure this breach of our payment obligations under the agreement within a mutually agreeable timeframe, we face the possibility that the agreement could be terminated. In that event, others could obtain rights to sell products that compete directly with our products and our revenues and market share would correspondingly decrease. The loss of any rights under the license agreement would adversely affect our ability to sell our products and adversely affect our revenues and results of operations.

At the current time we do not have any material supply agreements. Materials are procured using purchase orders, and we do not rely upon any single vendor for materials or supplies. There may come a time in the future when we enter into supply agreements for materials. If we fail to comply with any of the requirements under these prospective supply agreements, we may lose rights under these agreements or they may be terminated in their entirety. As of the date of this prospectus, we remain committed to not entering into any such supply agreements. In that event, others could obtain rights to sell products that compete directly with our products and our revenues and market share would correspondingly decrease. The loss of any rights under any of our license and supply agreements would adversely affect our ability to sell our products and adversely affect our revenues and results of operations.

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

We acquire ingredients and products from third-party suppliers and manufacturers under purchase orders and not under supply agreements. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In the event we are unable to procure certain ingredients, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials and ingredients we use in our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding ingredients that are comparable in quality and price. Some of our products incorporate products that may have limited supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand. If we are unable to successfully respond to such issues, our business could be harmed.

Risks Related to Our Common Stock and Warrants

The recent public market for our shares has been and may continue to be volatile. This volatility may affect the ability of our investors to sell their shares and warrants as well as the price at which they sell their shares and warrants.

The market price for our shares and warrants may be significantly affected by factors such as variations in the volume of trading activity, quarterly and yearly operating results, general trends in the markets we serve, press releases announcing developments and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock and warrants.

Because our stock price is volatile, purchasers of our common stock and warrants could incur substantial losses.

Our stock price has been and may continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock and warrants may be influenced by many factors, including:

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

The application of the “penny stock” rules to our common stock and warrants could limit the trading and liquidity of our common stock and warrants, adversely affect the market price of our common stock and warrants, and increase your transaction costs to sell those shares and warrants.

As long as the trading price of our common stock is below $5 per share, and our common stock and warrants are not listed on a national securities exchange, the open-market trading of our common stock and warrants will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets, excluding principal residence, in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and warrants, and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price. Although we intend to ask our shareholders to approve a reverse stock split to increase the price per share of our common stock such that it would not be subject to the “penny stock” rules, no assurance can be given that we will be able to effect such reverse stock split or that the per share price of our common stock will improve following the reverse stock split such that our stock will no longer be subject to these rules.

We may not be able to attract the attention of brokerage firms, which could have a material adverse impact on the market value of our common stock and warrants.

Security analysts of brokerage firms are unlikely to provide coverage of our common stock warrants since there is no incentive to brokerage firms to recommend the purchase of our common stock and warrants. The absence of such coverage limits the likelihood that an active market will develop or be maintained for our common stock and warrants. It will also likely make it more difficult to attract new investors at times when we require additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock and warrant price.

There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock and warrants.

Our directors and principal stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit the ability of our stockholders, whether acting alone or together, to propose or direct the management on the overall direction of our Company.

This concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our officers and directors. Accordingly, our principal stockholders together with our directors, Chief Executive Officer, and insider shareholders have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock and warrants. See the Section titled “Management” for a detailed discussion of the percentage of ownership controlled by our directors and principal stockholders.

Our outstanding warrants may be exercised, our convertible promissory notes may be converted, and our outstanding shares of preferred stock may be converted, in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

We are currently authorized to issue 100,000,000 of our common stock. As of December 31, 2016 we had 40,666,086 shares of our common stock issued and outstanding, excluding shares of common stock earned but unissued, issuable upon exercise of our outstanding warrants, options, convertible promissory notes, and shares of common stock into which our issued shares of preferred stock may be converted. To the extent the shares of common stock are issued, options and warrants are exercised, convertible promissory notes are converted, or preferred stock is converted, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of December 31, 2016 outstanding warrants to purchase 6,989,625 shares of our common stock at a weighted average exercise price of approximately $0.72 per share. In addition, as of December 31, 2016 we had outstanding options to purchase 4,352,619 shares of our common stock at a weighted average exercise price of approximately $0.58 per share; and, our issued shares of preferred stock can be converted into 1,917,720 shares of our common stock. In addition, we also had approximately $3,871,056 outstanding principal amount and interest of convertible debt as of December 31, 2016 for which the conversion price varies depending on the average trading price of shares of our common stock. Accordingly, if our stock price decreases, we could be required to issue a greater number of shares of our common stock upon conversion of this debt than originally anticipated, which could lead to dilution of your investment in our Company.

There is a limited trading market for our common stock, and shareholders may have difficulty trading and obtaining quotations for our common stock and warrants.

Our common stock is quoted on the OTCQB under the symbol “NUGN” and we will apply to list our common stock on the Nasdaq Capital Market. There has been limited trading in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. A limited market may adversely affect the market price of our common stock and could also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

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

Our articles of incorporation allow for our board to create series of preferred stock without further approval by our stockholders, which has and could further adversely affect the rights of the holders of our common stock and warrants.

Our articles of incorporation authorize the Board of Directors to issue up to 25,000,000 shares of “blank check” preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. We have issued 1,917,720 shares of Series A Preferred Stock to NuGene’s two founders, both of whom also serve on our Board of Directors. The Series A Preferred Stock is initially convertible into common stock at a ratio of one to one, has the right to elect a majority of the board of directors, and has in connection with any other vote of shareholders three votes for every vote available to the common stock. These outstanding shares of Series A Preferred Stock diminish and any future issuances of other series of preferred stock could further diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock and warrants. In addition, the Series A Preferred Stock could be used to restrict our ability to merge with, or sell assets to, a third party. The Series A Preferred Stock makes it more difficult, and could delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. This summary description of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations filed with Secretary of State of Nevada on December 24, 2014 and included in our Current Report on Form 8-K filed with the SEC on January 6, 2015.

CORPORATE AND OTHER RISKS

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, and other federal and state laws. These requirements may place a strain on our people, systems, and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have added and are continuing to add full-time resources to our finance team and we have hired additional external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes, and to accurately prepare and review financial statements and related footnote disclosures. As a result of the additional resources added to the finance function, we are allowing for separate preparation and review of the reconciliations and other account analyses. In addition, these additional finance resources are allowing us to develop a more structured close process, including enhancing our existing policies and procedures, to improve the completeness, timeliness, and accuracy of our financial reporting and disclosures including, but not limited to, those regarding proper financial statement classification and assessing more judgmental areas of accounting. The actions that have been taken are subject to continued review, supported by confirmation and testing by management, as well as audit committee oversight. We can provide no assurance that we will be able to hire and retain qualified individuals to create and maintain appropriate internal control over financial reporting. Competition for these individuals is intense.

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

We previously sub-leased of our sole corporate facilities at 17912 Cowan, Suite A, Irvine, California, in Orange County, California from ASP, an affiliate of our Company, for approximately $17,109 per month (including common area maintenance), consistent with the amount that is charged to ASP by the property owner. On February 5, 2015, ASP entered into a new five-year lease for the property directly with the owner beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease was subsequently amended to increase the square footage under lease beginning in January 2016. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

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

On July 10, 2015, Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. (“KI”) pursuant to which KI made Kathy Ireland available to perform “Ambassador Services” as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. On or around August 4, 2016 the Company settled the litigation. All parties to this litigation executed a settlement agreement resolving and waiving all claims, with a full dismissal, with prejudice, of the action. Pursuant to the settlement, in December 2016 the Company paid the total sum of $50,000 to the Plaintiff.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NuGene name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NuGene trademark, as well as unspecified monetary damages. In February, 2017 the parties agreed upon terms to settle the matter, subject to execution of a definitive written settlement agreement to include the following terms: (i) $60,000 to be paid by the Company to SH&B, in installments of $5,000 upon execution of a Settlement Agreement, $25,000 90-days thereafter, and $30,000 60-days thereafter; (ii) issuance of 125,000 shares of the Company’s common stock to SH&B upon execution of a Settlement Agreement; (iii) each side continues to use their names as the wish; (iv) full mutual releases of known and unknown claims; (v) each bears its respective cost of litigation; and, (vi) dismissal with prejudice of the action. The written Settlement Agreement is being finalized and should be executed within the next 30 days.

In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed our Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. A trial/hearing was scheduled for March 14, 2017 to decide each matter. In February 2017 we settled both matters. In exchange for a complete release from the first claimant, we will pay the first claimant a total of $9,000 in accordance with the following schedule: $4,500 on or before March 10, 2017; four additional payments of $1,000 each on the 15th day of April, May, June, and July 2017; and, a final payment of $500 on or before the 15th day of August. In exchange for a complete release from the second claimant, we will pay the second claimant a total of $4,000 on or before March 10, 2017.

On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Former Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Former Executive totaled $49,998. The Company’s management is evaluating the merits of this matter. We believe that no amounts are due to the Former Executive and we have not accrued a liability as of December 31, 2016.

In December 2016, we were informed by the four holders of our promissory notes totaling $480,000 (the “Holders”) that they would not honor their obligation to provide an additional $600,000 in similar financing. The Holders allege that certain breaches of the notes by the Company relieve them of their obligation. The Company firmly believes there is no merit whatsoever to the claims of the Holders. Rather than pursue litigation against the Holders, the Company has elected to pursue other sources of financing. However, should the Holders seek any acceleration or damages of any kind under the Notes, NuGene is committed to aggressively protect its rights, including though not limited to seeking damages from the Holders.

On February 24, 2017, we were informed that the Company will need to respond to a lawsuit filed by Habib American Bank (“Habib”) in the Superior Court of California, County of Orange. The action names Advanced Surgical Partners, LLC (“ASP”) as a defendant, as well as a number of additional named parties including though not limited to NuGene, Inc.; our Chairman of the Board, Mohammad Ali Kharazmi (“Ali”); and, our Acting Chief Financial Officer and Board Member, Mohammad Saeed Kharazmi (“Saeed”). The action is based on a purported default under a commercial loan from Habib to ASP on or around January 2008 (the “Loan”). According to the complaint, ASP currently owes Habib approximately $2.7 million under the Loan and that ASP has defaulted on the Loan. The Loan was arranged by Ali on behalf of ASP. Ali and Saeed are owners of, and control, ASP; they are also guarantors on the Loan. Additional family members of Ali and Saeed are alleged to be additional guarantors on the Loan, as are additional business entities owned by, or affiliated with, Ali and Saeed. The Loan is secured, in part, by the pledge of real estate owned by family members of Ali and Saeed (the “Pledged Real Estate”). A Deed of Trust was recorded by Habib against the Pledged Real Estate, and there appears to be more than sufficient equity in the Pledged Real Estate to pay off the Loan. NuGene is also alleged to be an additional guarantor on the Loan. A thorough search of NuGene records and files has failed to yield any documents or indication that NuGene was in fact a guarantor on the Loan. The Company has no documentation of the Loan or its purported guaranty, and there was no business relationship between ASP and NuGene which would suggest that a guaranty would have been provided. There was no prior knowledge by the Company of the existence of the Loan or the purported guaranty. Ali has steadfastly rejected the existence of the guaranty and has affirmatively assured the Company that he never authorized NuGene to guaranty the Loan, and that he never signed any documents on behalf of NuGene regarding the Loan. At this time, the Company intends to aggressively defend its rights and reject any status as a guarantor of the Loan. We believe that the Company’s risk and liability exposure under the Loan is minimal based upon (i) good faith and evidentiary defenses; and, (ii) the fact that there is more than adequate value/equity in the Pledged Real Estate to pay off the loan.

On April 4, 2017, Habib agreed to dismiss the Company from the litigation brought by Habib. A formal Settlement Agreement and Release has been executed by and between the Company and Habib.

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

To our knowledge, there was limited or no trading in our common stock under the BLMK trading symbol prior to the Merger Agreement on December 29, 2014. Accordingly, the following table only sets forth the high and low bid information for our common stock for the periods indicated since the completion of the Merger Agreement on December 29, 2014. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Completion of Merger Agreement (December 29, 2014) through
	December 31, 2016
	High	Low
Period ended December 31, 2014	$0.002	$0.002
Period ended March 31, 2015	$2.500	$0.002
Period ended June 30, 2015	$4.310	$2.115
Period ended September 30, 2015	$3.871	$1.450
Period ended December 31, 2015	$1.850	$1.120
Period ended March 31, 2016	$1.140	$0.458
Period ended June 30, 2016	$0.680	$0.420
Period ended September 30, 2016	$0.850	$0.540
Period ended December 31, 2016	$0.650	$0.330

As of April 10, 2017, the last reported sales price or our common stock on the OTCQB market was $0.19 per share.

Holders of Record. As of April 10, 2017, an aggregate of 42,260,211 shares of our common stock were issued and outstanding and were owned by approximately 56 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who may be deemed to hold their shares of stock in a “street name.”

Recent Sales of Unregistered Securities.

In December 2014, we issued securities in connection with the merger transaction described above in the Overview Section of Management’s Discussion and Analysis of Financial Conditions and Results.

On December 29, 2014, we completed the sale of 2,000,000 shares of our common stock to 18 purchasers for proceeds totaling $2,000,000, including (a) $1,625,000 of cash and (b) automatic conversion of promissory notes in the principal amount of $375,000.

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

In November 2015, the Company entered into a consulting agreement with PCG Advisory Group to provide strategic advisory and investor relations services over six months. The Company agreed to pay the consultant 90,000 in shares of the Company’s restricted stock, which were issued over six months. The Company issued 30,000 shares of restricted stock in February 2016, and the remaining 60,000 shares were issued in June 2016.  The grant date value of the restricted stock award was $38,000 and was recognized in full as stock based compensation for the year ended December 31, 2016.

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

On November 30, 2015 and on four subsequent dates during December 2015, four accredited investors (the “Lenders”) advanced a total of $410,000 to the Company. The borrowings (“Advances”) were not accompanied by documentation of the terms of the Advances. However, there were various discussions as to the repayment terms, the interest expected to be paid to the Lenders and additional equity of our Company to be issued to the Lenders in connection with the Advances.

On March 17, 2016, we entered into a consulting agreement with Dignitas Consulting to provide business development and advisory services over one year. In connection with the agreement, we granted the consultant 200,000 shares of our fully vested common stock as consideration for the consultant’s services.  The grant date value of the restricted stock award was $128,000 and was recognized in full as stock based compensation for the year ended December 31, 2016.

On March 30, 2016, an accredited investor advanced our Company $244,975. The advance was undocumented. The advance was subsequently documented on April 4, 2016 in the form of our $275,000 promissory note. We also issued 50,000 shares of our common stock to the investor. The note bears interest at rate of 8% per annum and is convertible into shares of our common stock at the rate of $0.70 per share.

On April 4, 2016, we issued our promissory note in the amount of $575,000 to an accredited investor in exchange for an aggregate purchase price of $575,000. The terms of the Note call for an interest rate of 15%, due one year from the date of issuance, though all accrued and unpaid interest and all other amounts payable under the Note are due to the investor within ten (10) business days after the closing by the Company of an equity or convertible debt financing in one or more series of transactions, with aggregate gross proceeds of at least $1 million.

In May 2016, we entered into agreements with two employees that hold options to purchase up to 1,000,000 shares of our common stock each. The agreements modified the strike price of their outstanding options from the previous strike prices of $1.50 to $0.55 per share. All other terms of the previous option agreements remained unchanged.

During January through June 2016, three accredited investors (the “Lenders”) advanced a total of $140,000 to the Company. The borrowings were not accompanied by documentation of the nature of the borrowings. However, there were general discussions as to the repayment terms and the interest expected of 10% per annum to be paid to the Lenders in connection with the borrowings.

On July 19, 2016, we issued a sixty day 15% promissory note payable to an accredited investor for cash proceeds totaling $35,000. In the event that we secure any future financing with aggregate gross proceeds of at least $500,000 while the promissory note is outstanding, the promissory note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing.

During July and August 2016, four accredited investors (the “Lenders”) advanced a total of $435,000 to the Company. The borrowings (“Advances”) were not accompanied by documentation of the nature of the Advances. However, there were general discussions as to the repayment terms and the interest expected to be paid to the Lenders in connection with the Advances.

During the three months ended September 30, 2016, certain accredited investors advanced a total of $925,000 (the “Advances”) to the Company with a right to convert at no greater than $0.40 per share. We received aggregate proceeds in the amount of $925,000. In connection with the Advances, the Company also issued warrants to purchase 462,500 shares of our common stock at an exercise price $0.60 per share with a 5 year term. The Advances were not accompanied by documentation. However, there were general discussions as to the repayment terms and the interest expected of 10% per annum to be paid to the Lenders in connection with the borrowings.

On September 22, 2016, the Company entered into new compensation agreements and arrangements with two of its directors. Our Chairman was issued (i) 2,000,000 shares of our fully vested common stock; (ii) restricted stock units for 2,000,000 shares of the Company’s common stock; and, (iii) a stock option to acquire 2,352,619 shares of our common stock, with an exercise price of $0.61 per share. Our interim chief financial officer/board member was issued (i) restricted stock units for 2,000,000 shares of the Company’s common stock; and, (iii) a stock option to acquire 2,352,619 shares of our common stock, with an exercise price of $0.61 per share.

On October 21, 2016, the Company issued an accredited investor a promissory note in the total principal amount of $267,500 with 9% annual interest rate, which will be due on October 21, 2017. The Company received $250,000 of gross proceeds and granted a warrant to purchase 222,916 shares of common stock at $0.60 per share.

On November 2, 2016, the Company issued certain accredited investors promissory notes (the “Notes”) in the total principal amount of $480,000 with a 5% annual interest rate, which will be due on April 28, 2017. The Company received $400,000 of gross proceeds from the Notes. The Company also granted to the investors warrants to purchase 1,428,572 shares of common stock at no greater than $0.47 per share.

On December 15, 2016, the Company issued to Brian Kenney (“Kenney”) a promissory note in the total principal amount of $77,778 with a 10% annual interest rate, which will be due on the earlier of (i) December 15, 2017; or, (ii) the closing of the public offering under this Registration Statement (the “Secondary Offering”). The Company received $75,000 of gross proceeds from the Note. Kenney has the right to convert the note into shares of the Company’s common stock during the 15-days immediately following the closing of the Secondary Offering at a conversion price equal to 65% of the share price in the Secondary Offering. The Company also granted to Kenney warrants to purchase 77,778 shares of common stock at $0.50 per share.

No underwriters were used in the foregoing transactions. The securities were issued in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction pursuant to a compensatory benefit plan or contract relating to compensation. Each purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration. All of the foregoing securities were deemed restricted securities for the purposes of the Securities Act.

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

Overview

The following analysis of the results of operations for the years ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this prospectus should carefully consider the risks set forth in the Risk Factors section of this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

We were incorporated in the State of Nevada on October 30, 2013 under the name “Bling Marketing, Inc.”  Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings, and pendants (“BMI Business”). We recognized a minimal amount of revenues from operations prior to the three months ended September 30, 2014. During the three months ended September 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and as a result, recognized sales revenue of $22,025. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter ended September 30, 2014.

On December 26, 2014, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”), and on December 29, 2014 (the “Closing Date”) we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”) merged with NuGene. As a result, NuGene (the surviving entity) became our wholly owned subsidiary. The transaction contemplated under the Merger Agreement is deemed to be a reverse merger. Under reverse merger accounting, our Company (the legal acquirer) was considered to have been acquired by NuGene. The assets, liabilities, and operations of NuGene were brought forward at their book value and no goodwill was recognized.

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

On December 26, 2014, our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date.   To effect that board action, shareholders received as a stock dividend 14.04 additional shares of common stock for every share of common stock held. Unless otherwise noted, all share numbers shown in this Registration Statement give effect to the Stock Split.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2016 as compared to the year ended December 31, 2015

	2016	2015

Revenues	$509,460	$2,084,939
Cost of revenues	718,856	588,882
Gross profit (loss)	(209,396)	1,496,057

Operating expenses:
Advertising and promotion	385,641	373,738
Personnel	5,825,750	3,447,762
Selling, general and administrative	1,216,323	1,329,184
Research and development	115,391	360,489
Professional fees	1,334,721	1,146,936
Total operating expenses	8,877,826	6,658,109
Loss from operations	(9,087,222)	(5,162,052)

Other income (expenses):
Interest income	5	-
Interest expense	(1,541,255)	(57,015)
Other expense	(50,000)	-
Loss on issuance of debt	(2,136,481)	-
Change in fair value of derivative liabilities	998,432	-
Total other expenses	(2,729,299)	(57,015)

Net loss	$(11,816,521)	$(5,219,067)

Revenues

Revenues generated during the year ended December 31, 2016 totaled approximately $509,000 resulted primarily from the sale of our cosmeceutical products to wholesale distributors, physicians and consumers, including 12.3% and 12.2% of our revenues from two customers. Our customers generally purchase products from us on a purchase order basis on standard terms but future product sales to distributors and physicians will be tied directly to their success in reselling our products. Our customers are under no obligation to continue to purchase our products. The loss of significant customers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and adversely affect our future growth prospects. We do no have long-term purchase commitments from our customers.

Revenues generated during the year ended December 31, 2015 totaling approximately $2,085,000 resulted primarily from the sales of our cosmeceutical products to distributors, online marketers and consumer online sales. Our revenue in 2016 decreased by $1,575,000 or 76% from 2015. While our revenue decrease could be attributed in part to decreases in customer demand for our products of which we are unaware at present, we believe our severe lack of liquidity was a significant contributing factor. Our cash constraints made it difficult to afford and to recruit qualified senior level employees, especially in the area of marketing. Our plans for launching a television direct marketing campaign have also been delayed for the same reasons. We estimate that absent successful procurement of the funding that we currently seek, we will be unable to build revenue in accordance with our corporate plans and revenue could continue to be stagnant or decrease significantly.

Cost of revenues

Cost of revenues during the year ended December 31, 2016 totaled approximately $719,000, representing 141% of revenues. These costs consisted primarily of an obsolescence charge of $437,000 as the Company is rebranding and repackaging its products, direct costs of labor and overhead of $153,000 as production was reduced and $129,000 primarily attributed to the cost of raw materials and product packaging of our cosmeceutical products, as well as shipping and handling. Cost of revenues during the year ended December 31, 2015 of approximately $589,000 represented 28.2% of revenues. Such costs related primarily to the cost of raw materials, product packaging, and direct labor in the manufacturing of our cosmeceutical products, as well as shipping and handling.

Advertising and promotion

Advertising and promotion totaled approximately $386,000 for the year ended December 31, 2016 compared to approximately $374,000 for 2015, resulting in a $12,000 increase from 2015 to 2016. The majority of the increase was related to marketing consultants and brand management expenses.

Personnel

Personnel expenses totaled approximately $5,826,000 for the year ended December 31, 2016 compared to approximately $3,448,000 for 2015, resulting in a $2,378,000 increase from 2015 to 2016. The majority of the increase was related to an increase in stock based compensation expense of approximately $1,865,000 related to the issuance of stock awards and amortization of stock options and $513,000 related to wage related expenses.

Selling, general and administrative (“SGA”)

SGA totaled approximately $1,216,000 for the year ended December 31, 2016 compared to approximately $1,329,000 for 2015. The decreases of approximately $113,000 was primarily related to a decrease of approximately $233,000 in marketing spend and departmental allocations and overhead of $93,000 partially offset by increases in travel expenses of $77,000 and bad debt expense of $138,000.

Research and development

Expenses related to research and development totaled approximately $115,000 for the year ended December 31, 2016 compared to approximately $360,000 for 2015. This represented a decrease of approximately $245,000 which was primarily attributable to the expensing of intellectual property in 2015 of $150,000 combined with reduced clinical spend of $121,000 partially offset by increased materials cost of $26,000.

Professional fees

Professional fees totaled approximately $1,335,000 for the year ended December 31, 2016 compared to approximately $1,147,000 for 2015. The increase of $188,000 was primarily attributable to an increase in marketing, operational, and administrative consulting and professional services of $188,000.

Other income (expenses)

Interest expense totaled approximately $1,541,000 for the year ended December 31, 2016 compared to $57,000 for 2015. The increase in interest expense was primarily attributable to the increase of our borrowings outstanding. While there was no cash interest due during the period, interest expense resulted from the accretion to face value of borrowings advanced to our Company as well as accruing interest on all debt outstanding.

Loss on issuance of debt of approximately $2,136,481 arose from the recording of our derivative instruments associated with certain borrowings received during the year ended December 31, 2016.

Change in fair value of derivative liabilities of approximately $998,000 resulted from the revaluation of our derivative instrument, which was primarily related to the reduction of our stock price from the date of issuance to the date of revaluation.

Related Party Transactions

On July 18, 2016, the Board of Directors of the Company (the “Board”) appointed Steven R. Carlson to serve as Chief Executive Officer (“CEO”) of NuGene International, Inc. (the “Company”). His appointment is to be effective as of and on July 25, 2016. In connection with the hiring of Mr. Carlson, Ali Kharazmi resigned his position as our CEO. Mr. Kharazmi’s resignation will coincide with Mr. Carlson’s start date, July 25, 2016. Mr. Kharazmi will continue to render significant services to the Company and will continue to serve as the Company’s Chairman of the Board.

The following individuals and entities have been identified as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

Ali Kharazmi	Chairman of the Board and greater than 10% shareholder
Mohammad Saeed Kharazmi	Acting Chief Financial Officer, Board Member and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the Chairman of the Board and Acting Chief Financial Officer as of December 31, 2015:

ASP	$70,890
CWM	34,000
Ali Kharazmi	25,641
Applied MAK	-
Mohammad Saeed Kharazmi	2,405
Less amounts advanced to ASP and repaid in January 2016	(95,000)
Accounts payable - related parties	$37,936

The amount owed to ASP relates to legal and administrative services provided by ASP employees to our Company. Our Company temporarily advanced $95,000 to ASP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. The amounts owed to Saeed Kharazmi at December 31, 2015 related to expense reimbursements incurred in the ordinary course of business. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali Kharazmi and all amounts outstanding represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business. Prior to the sale of the related party advances in November 2016, the amounts owed were as follows:

ASP	$226,188
CWM	34,000
Ali Kharazmi	91,175
Applied MAK	-
Mohammad Saeed Kharazmi	30,698
Less amounts advanced to ASP and repaid in January 2016	-
Accounts payable - related parties	$382,061

On November 7, 2016, the amounts owed to related parties totaling $382,061 were sold to two unrelated investors. The Company issued a note to each investor in the amount of $191,030 (see Note 6). The notes have an interest rate of 5% per annum and mature on the earlier of: (i) May 7, 2017; (ii) the date the Company raises a total of $2 million, subsequent to the issuance of these notes. The notes have a conversion feature under which the note holder can convert at any time at a conversion price of $0.40 per share.

As of December 31, 2016, the Company has no outstanding related party liabilities.

Liquidity and Capital Resources.

We had cash and cash equivalents of $44,507 as of December 31, 2016 and a working capital deficit of $5,918,733 as of December 31, 2016. During the fourth quarter of 2016 and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our operations and ability to execute our operating plan. Further, we have increasingly fallen behind on agreed upon repayment terms with our lenders, products and service providers. We attempted to obtain from multiple sources new capital required to alleviate these liquidity shortfalls, but to date the amounts provided have been insufficient to meet our operating needs. Our officers have personally advanced our Company over $57,700 in funding through the date of this Annual Report, however we believe that new funding totaling at least $1.5 million will be required to satisfy the outstanding claims of our lenders and suppliers and to provide sufficient funds to execute our current operating plan. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms.

During the year ended December 31, 2016, we reported a net loss of $11,816,521, and had negative cash flows from operating activities totaling $2,003,860 for the same period. Combined with $4,540 in cash flows used for investing activities, we had total negative cash flows of $2,008,400 in 2016 that was offset by cash flows from financing activities of $2,030,000 (all related to the issuance of notes payable). Combined with a beginning cash balance of $22,907 as of January 1, 2016, we had a positive net change in cash during 2016 of $21,600.

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

On October 28, 2016, the Gemini Note was purchased in full, including accrued interest of approximately $13,000, by another lender in exchange for a convertible note (“the 4% Convertible Note”) issued by the Company. The 4% Convertible Note accrues interest at 4% per annum, is entitled to the same conversion features as the Gemini Note and matures on June 30, 2017. The lender charged the Company $45,000 in fees, which were added to the balance, and converted approximately $62,000 of the 4% Convertible Note balance into 331,413 shares of the Company’s common stock, resulting in a balance of $270,350 at December 31, 2016.

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

In July 19, 2016, we issued a sixty day 15% promissory note payable to a purchaser for cash proceeds totaling $35,000. In the event that we secure any future financing with aggregate gross proceeds of at least $500,000 while the promissory note is outstanding, the promissory note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing.

From July through September 30, 2016, certain investors advanced a total of $925,000 (the “Advances”) to the Company with a right to convert at no greater than $0.40 per share. In connection with the Advances, the Company also issued warrants to purchase 770,833 shares of our common stock at an exercise price of $0.60 per share with a 5 year term.

On October 21, 2016, we issued a $267,500 face value convertible note that accrues interest at 9% per annum and matures on October 21, 2017 (“the 9% Convertible Note”). The Company received proceeds of $240,000, net of costs and original issuance discount. Upon holding the note for six months, the conversion terms allow the holder to convert outstanding principal into the Company’s common stock at the lower of (i) $0.40 per share or (ii) 65% of the lowest closing bid price of the common stock for the fifteen prior trading days, including upon which the conversion notice is received by the Company. The 9% Convertible Note allows for prepayment within 180 days from the date of issuance. If the note is outstanding for 90 days or less, the prepayment rate is 125% of principal plus accrued interest; and if the note is outstanding for more than 90 days but less than 180 days, the prepayment rate is 150% of principal plus accrued interest.

On October 28, 2016, we issued a $480,000 face value convertible note that accrues interest at 5% per annum and matures on April 28, 2017 (“the 5% Convertible Note”). The Company received proceeds of $375,000, net of costs and original issuance discount. The conversion terms allow the holder to convert outstanding principal into the Company’s common stock if an event of default occurs, or if the Company does not repay the note in full at the original maturity date, at 60% of the lowest closing bid price of the common stock for the thirty prior trading days immediately preceding the trading date. Prepayment rates are 115% if the note is repaid within the first sixty days from the date of issuance and 125% thereafter

On December 15, 2016, we issued a $77,779 face value convertible note that accrues interest at 10% per annum and matures on June 15, 2017 (“the 10% Convertible Note”). The Company received proceeds of $70,000, net of original issuance discount. The conversion terms allow the holder to convert outstanding principal into the Company’s common stock at 65% of the price of the common stock when the Company a capital raise transaction of at least $15,000,000 in debt, and or equity subsequent to the issuance date. The 10% Convertible Note allows for prepayment any time after 90 days from the date of issuance at a prepayment rate of 110% of principal and accrued interest outstanding.

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

On November 30, 2015 and on three subsequent dates during December 2015, four individuals (the “Lenders”) provided an advance to the Company with a face value of $361,111 for cash proceeds totaling $322,500. The borrowings (“2015 Advances”) were not accompanied by documentation of the nature of the 2015 Advances. However, there were general discussions as to the repayment terms, the interest expected to be paid to the Lenders and additional equity of the Company to be issued to the Lenders in connection with the 2015 Advances. Accordingly, we have accounted for the Advances based on estimates of their final terms.

On December 11, 2015, we entered into a Securities Purchase Agreement and issued a 10% Convertible Promissory Note with the principal face value of $110,000 (the “10% 2015 Note”) to an accredited investor for cash proceeds of $87,500, net of issuance costs. Under the terms of the 10% 2015 Note, all principal and related accrued interest outstanding are due and payable to the noteholder upon the earlier of: (i) December 10, 2016; or (ii) in the event that the Company completes a financing or a series of financings, with the same or different investors, that in the aggregate result in gross proceeds to the Company of at least $3 million, then the Company is required to pre-pay and redeem the entire remaining outstanding principal amount plus Interest of this Note in cash, provided that (A) the Company shall pay the Holder one hundred twenty percent (120%) of the principal plus interest outstanding in repayment and (B) such amount must be paid in cash on the next Business Day after receipt of the gross proceeds. While any amounts are outstanding under the 10% 2015 Note, such amounts outstanding are convertible into share of the Company’s Common Stock at the lesser of: 1) $0.90 per share and 2) 75% of the price per share of the Company’s Common Stock sold in a future financing with gross proceeds of at least $1 million, subject to adjustments as stated in the Note agreement.

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

Use of Estimates

Conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including but not limited to, those related to revenue recognition, collectibility of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential of business failure.

Inventories

The Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. The Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. During the year ended December 31, 2016 the Company recorded charges of approximately $437,000 to operations as a result of excess and obsolete inventory related to the rebranding and repackaging of products. During the year ended December 31, 2015, the Company did not recognize any charges to operations associated with excess and obsolete inventory.

Valuation of long-lived Assets

The Company evaluates its long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If the Company’s estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. The Company recognizes an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 605 - Revenue Recognition, the Company recognizes revenue from product sales when the product has been ordered by the customer, the selling price is fixed or determinable, the product is shipped to the customer, title has transferred and collectibility is reasonably assured.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company. Research and development expenses totaled $115,391 and $360,489 in 2016 and 2015, respectively.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $532,661 and $177,140 as of December 31, 2016 and 2015, respectively. Bad debt expense totaled $361,336 and $223,631, for the years ended December 31, 2016 and 2015, respectively.

Convertible Financial Instruments

The Company bifurcates conversion options and warrants from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options and warrants should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Debt Discounts - Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

Loss on Issuance - The conversion features of the notes and certain warrants were bifurcated from the host instrument as its conversion terms were not indexed to the Company’s own stock. In addition, the warrants associated with the debt instruments were also treated as a free standing derivative liability. The total fair value of the embedded conversion feature and the warrants exceeded the net proceeds received and resulted in a loss on issuance of $2.1 million.

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

Beneficial conversion feature - The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital).

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

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the accompanying consolidated statements of operations based on the fair values of the related payments. Such expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share-based payments granted to non-employees in accordance with ASC 505 - Equity Based Payments to Non-Employees. The Company determines the fair value of the stock based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NuGene International, Inc.

We have audited the accompanying consolidated balance sheet of NuGene International, Inc. (a Nevada corporation) and its subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuGene International, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flow from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BPM LLP

San Jose, California
April 11, 2017

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NuGene International, Inc.

We have audited the accompanying consolidated balance sheet of NuGene International, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuGene International, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has not established sufficient revenues to cover its operating costs and has suffered from continued losses from operations. As of December 31, 2015, the Company had a working capital deficit and does not have the sufficient cash resources available to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 30, 2016

NuGene International, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015

Assets
Current assets:
Cash	$44,507	$22,907
Accounts receivable, net of allowance for doubtful accounts of $532,661 and $177,140 in 2016 and 2015, respectively	11,892	347,048
Inventories	51,039	177,492
Prepaid inventories and other current assets	38,217	100,555
Total current assets	145,655	648,002
Property and equipment, net	158,289	208,350
Deposits	21,321	21,321
Total assets	$325,265	$877,673
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,613,992	$327,623
Accounts payable and advances - related parties	-	37,936
Notes payable and advances	2,801,417	842,504
Accrued interest	181,700	35,052
Derivative liabilities	1,276,479	-
Other current liabilities	190,800	17,924
Total liabilities	6,064,388	1,261,039
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized as of December 31, 2016 and 2015 Series A convertible preferred stock: 2,000,000 shares authorized; 1,917,720 shares issued and outstanding as of December 31, 2016 and 2015	192	192
Common stock; $0.0001 par value; 100,000,000 shares authorized; 40,666,086 and 39,894,673 shares issued and outstanding as of December 31, 2016 and 2015, respectively	4,040	3,990
Additional paid-in capital	12,641,673	6,180,959
Accumulated deficit	(18,385,028)	(6,568,507)
Total stockholders' deficit	(5,739,123)	(383,366)
	$325,265	$877,673

See accompanying notes.

NuGene International, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

	2016	2015

Revenues	$509,460	$2,084,939
Cost of revenues	718,856	588,882
Gross profit (loss)	(209,396)	1,496,057

Operating expenses:
Advertising and promotion	385,641	373,738
Personnel	5,825,750	3,447,762
Selling, general and administrative	1,216,323	1,329,184
Research and development	115,391	360,489
Professional fees	1,334,721	1,146,936
Total operating expenses	8,877,826	6,658,109
Loss from operations	(9,087,222)	(5,162,052)

Other income (expenses):
Interest income	5	-
Interest expense	(1,541,255)	(57,015)
Other expense	(50,000)	-
Loss on issuance of debt	(2,136,481)	-
Change in fair value of derivative liabilities	998,432	-
Total other expenses	(2,729,299)	(57,015)

Net loss	$(11,816,521)	$(5,219,067)

Weighted average number of common shares outstanding - basic and diluted	40,227,691	39,730,875

Net loss per share - basic and diluted	$(0.29)	$(0.13)

See accompanying notes.

NuGene International, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2016 and 2015

							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance as of December 31, 2014	1,917,720	$192	39,197,400	$3,920	$2,713,016	$(1,349,440)	$1,367,688

Issuance of common stock for services	-	-	460,000	46	1,505,767	-	1,505,813
Stock based compensation	-	-	-	-	1,483,867	-	1,483,867
Issuance of warrants in connection with notes payable	-	-	-	-	138,333	-	138,333
Issuance of common stock in exchange for cash	-	-	237,273	24	339,976	-	340,000
Net loss	-	-	-	-	-	(5,219,067)	(5,219,067)

Balance as of December 31, 2015	1,917,720	192	39,894,673	3,990	6,180,959	(6,568,507)	(383,366)

Issuance of common stock for services	-	-	260,000	26	165,774	-	165,800
Employee stock based compensation	-	-	-	-	1,473,835	-	1,473,835
Common stock earned but unissued for advisory services	-	-	-	-	82,806	-	82,806
Issuance of previously earned by unissued common stock	-	-	130,000	13	(13)	-	-
Common stock granted but unissued to directors	-	-	-	-	1,475,000	-	1,475,000
Issuance of warrants to directors	-	-	-	-	1,291,292	-	1,291,292
Vesting of restricted stock units issued to directors	-	-	-	-	259,360	-	259,360
Beneficial conversion feature in connection with notes payable	-	-	-	-	1,246,741	-	1,246,741
Issuance of common stock in connection with notes payable	-	-	50,000	5	26,637	-	26,642
Issuance of warrants in connection with notes payable	-	-	-	-	374,894	-	374,894
Issuance of common stock in connection with conversion of note payable	-	-	331,413	6	64,388	-	64,394
Net loss	-	-	-	-	-	(11,816,521)	(11,816,521)

Balance as of December 31, 2016	1,917,720	$192	40,666,086	$4,040	$12,641,673	$(18,385,028)	$(5,739,123)

See accompanying notes.

NuGene International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(11,816,521)	$(5,219,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and stock issued for services	4,748,093	2,989,680
Non-cash portion of interest expense	281,392	55,889
Depreciation and amortization	54,601	39,365
Amortization of debt discount	1,258,210	-
Loss associated with issuance of debt	2,136,481	-
Change in fair value of derivative liabilities	(998,432)	-
Bad debt expense	361,336	223,631
Changes in operating assets and liabilities:
Accounts receivable	(26,180)	(555,112)
Inventories	185,116	(66,539)
Prepaid inventories and other assets	3,675	(93,556)
Accounts payable and accrued expenses	1,291,368	492,060
Accounts payable and advances - related parties	344,125	(84,148
Deferred revenues	-	(234,916)
Other liabilities	172,876	17,924
Net cash used in operating activities	(2,003,860)	(2,434,789)

Cash flows from investing activities:
Purchases of property and equipment	(4,540)	(187,041)
Net cash used in investing activities	(4,540)	(187,041)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,030,000	960,000
Proceeds from issuance of common stock	-	340,000
Net cash provided by investing activities	2,030,000	1,300,000

Increase (decrease) in cash	21,600	(1,321,830)
Cash, beginning of year	22,907	1,344,737
Cash, end of year	$44,507	$22,907

Supplemental disclosure of cash flow information:
Cash paid the interest	$1,653	$1,126

	2016	2015
Noncash investing and financing activities:
Issuance of common shares in connection with notes payable	$26,642	$-
Issuance of common warrants in connection with notes payable	374,894	-
Issuance of common stock in connection with conversion notes payable	64,394	-
Derivative liabilities	138,430	-
Beneficial conversion feature in connection with notes payable	1,246,741	-
Issuance of previously earned but unissued common stock	13	-
Accrued interest converted to notes payable	87,778	-
Transfer of prepaid inventory to inventory	58,663	-
Conversion of amounts due to related parties to notes payable	382,061	-
Issuance of common stock for intellectual property		250,000
Cancellation of common stock for intellectual property		100,000

See accompanying notes.

NUGENE INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NuGene International, Inc. (also refer to as “we”, “us”, “our”, “the “Company”, “NuGene” or “NGI”) was incorporated in the State of Nevada on October 31, 2013. NuGene, Inc. (our wholly owned subsidiary) was incorporated in the state of California in December 2006. On January 20, 2015, we formed NuGene BioPharma, Inc. (“BioPharma”) as a wholly owned California incorporated subsidiary of NGI. On November 6, 2015, we formed The Aesthetic Group, Inc. (“TAG”) as a wholly owned California incorporated subsidiary of NGI. Both BioPharma and TAG have had no significant independent operations since inception.

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

We have incurred net losses through the date of these financial statements and have yet to establish profitable operations. Our consolidated financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with high short-term debt, limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception and through December 31, 2016, and we expect to continue to incur operating losses and negative operating cash flows at least through the near future. Members of our Company’s management have been required to advance our Company funding in order to partially meet our most critical cash requirements including payroll along with those associated with certain critical goods and services. In the process of managing these situations, our management may have made representations implying their personal guarantee of certain of our Company’s obligations. For further discussion of the advances made by management to meet the Company’s most critical cash needs, see the titled “Certain Relationships and Related Transactions”.

As a result of the aforementioned factors, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2016 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of and for the year ended December 31, 2016 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, we raised funding as described in our footnotes that follow. Any additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in raising additional amounts of financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including but not limited to, those related to revenue recognition, collectibility of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, excess and obsolete inventory, deferred tax asset valuation and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

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

Inventories

Our Company’s skin and hair care inventories consist of raw materials and finished goods and are valued at the lower of cost (first-in, first-out) or market. Our Company evaluates its inventory for excess quantities and obsolescence on a regular basis. To determine if the cost of our Company's inventory should be written down, current and anticipated demand, customer preferences and the age of the merchandise are considered. For the year ended December 31, 2016 the Company recorded charges of approximately $437,000 to operations as a result of excess and obsolete inventory related to the rebranding and repackaging of products. For the year ended December 31, 2015, the Company did not recognize any charges to operations associated with excess and obsolete inventory.

Valuation of long-lived Assets

The Company evaluates its long-lived assets for impairment at least annually, or more frequently when a triggering event is deemed to have occurred. This assessment is subjective in nature and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. If the Company’s estimates and assumptions change in the future, it could result in a material write-down of long-lived assets. The Company recognizes an impairment charge as the difference between the net book value of such assets and the fair value of the assets on the measurement date.

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

Concentration of Revenues

During the year ended December 31, 2016, we derived 12.3% and 12.2% of our revenues from two wholesale distributors (neither of these customers have balances in accounts receivable at December 31, 2016). During the year ended December 31, 2015, we derived 31.1% and 15.7% of our revenues from two wholesale distributors (ending balances in accounts receivable totaling $173,790 and $327,893, respectively). Our distributors purchase products from us on a purchase order basis on standard terms. The distributors are under no obligation to continue to purchase our products. The loss of any of our major distributors, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products could significantly decrease our revenues and impede our future growth prospects. We do not have long-term purchase commitments with our distributors.

Cost of Revenues

Cost of revenues include all of the costs to manufacture our Company’s products. For products manufactured in our Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for our Company by third-party contractors, such cost represents the amounts invoiced by the contractors.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consists of consulting fees, direct labor and raw materials associated with the development of new products to be commercialized by our Company.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts was $532,661 and $177,140 as of December 31, 2016 and 2015, respectively. Bad debt expense totaled $361,336 and $223,631, for the years ended December 31, 2016 and 2015, respectively.

Convertible Financial Instruments

The Company bifurcates conversion options and warrants from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options and warrants should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Debt Discounts - Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

Loss on Issuance - The conversion features of the notes and certain warrants were bifurcated from the host instrument as its conversion terms were not indexed to the Company’s own stock. In addition, the warrants associated with the debt instruments were also treated as a free standing derivative liability. The total fair value of the embedded conversion feature and the warrants exceeded the net proceeds received and resulted in a loss on issuance of $2.1 million during the year ended December 31, 2016.

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

Beneficial conversion feature - The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital).

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

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the accompanying consolidated statements of operations based on the fair values of the related payments. Such expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share-based payments granted to non-employees in accordance with ASC 505 - Equity Based Payments to Non-Employees. The Company determines the fair value of the stock based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Common stock equivalents totaling, 26,077,697 and 4,767,720 as of December 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share on the consolidated statements of operations because the Company reported a net loss during the years ended December 31, 2016 and 2015 and therefore the effect would be anti-dilutive.

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

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximate fair value.

Website Development

Costs and expenses incurred during the planning and operating stages of our Company’s website development are expensed as incurred. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the related costs will be amortized over their estimated useful life on a straight-line basis (generally estimated to be 3 years). These costs are included in property and equipment in the consolidated balance sheets.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Beneficial conversion feature – The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

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

Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2016 and 2015, no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Recent Accounting Standards Updates

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU No. 2016-10”). The new guidance is an update to ASC No. 606 and provides clarity on identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect ASU No. 2016-10 to have a material effect on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842): Simplifying the Measurement of Inventory (“Topic 842”). Topic 842 requires lessees to recognize a right-of-use asset and lease liability for virtually all of their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Topic 842 is effective for the Company on January 1, 2019 and includes interim periods within that year. Topic 842 will be applied using a modified retrospective transition, providing for certain practical expedients. Early application is permitted and the Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory (“Topic 330”). Topic 330 requires measuring inventory at the lower of cost and net realizable value based on estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation (changed from the previous guidance of lower of cost or market). This update also clarified various other inventory measurement and disclosure requirements. The update does not apply to inventory measured using the LIFO or retail inventory methods. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively. Early application is permitted and the Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

	December 31, 2016	December 31, 2015
Raw materials	$7,296	$72,287
Finished goods	43,743	105,205
Total Inventories	$51,039	$177,492

NOTE 4 - LICENSE AGREEMENTS

In November 2014, we entered into a License Agreement with kathy ireland Worldwide® ("kiWW®") under which we licensed the right to utilize the trademarks and rights to the name, likeness and visual representations of Kathy Ireland (“KI”) in connection with our cosmeceutical line of products. The initial term of the license is for eight years and it may be renewed at the option of our Company for up to an additional four years. In accordance with the License Agreement, we will pay 5% of the net sales for all licensed products sold and collected under the licensed marks or a minimum guaranteed royalty of $100,000 in year one, which includes the period from approximately November 4, 2014 through December 31, 2015 (“Contract Year 1”) of the License Agreement. The minimum guaranteed royalty increases $50,000 each year in years two through eight of the License Agreement. We recognized $163,893 and $100,000 in royalty fees during the year ended December 31, 2016 and 2015, respectively.

Additionally, we are obligated to pay an annual Brand Participation Fee to kiWW® which provides for general advertising, good will and promotion of the KI brand. NuGene prepaid kiWW $350,000 effective upon execution of the License as a Brand Participation fee for Contract Year 1. The Brand Participation Fee for Contract Years 2 through 8 is $50,000 annually (Year 2 having been completely recognized in the three months ended March 31, 2016) with an additional 1% of the total gross sales of Licensed Products of the prior year beginning in Contract Year 4. The Company is currently in arrears with respect to the payment of the Year 2 fee that was due in November 2015. We recognized $50,000 and $50,000 in brand participation fees during the year ended December 31, 2016 and 2015, respectively.

On March 17, 2015, we entered into an Intellectual Property Asset Purchase Agreement (“IP Agreement”) with an individual (“IP Seller”) to acquire all of the rights, title and interest in certain intellectual property connected with a product named SkinGuardian (“SGIP”). Upon the acquisition of SGIP, the Company issued 150,000 shares of restricted common stock (net, as amended) to the IP Seller valued at $150,000. The consideration paid for SGIP was expensed during the year ended December 31, 2015.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	December 31, 2016	December 31, 2015
Software / website development	$8,219	$8,219
Equipment	141,125	136,585
Leasehold improvements	104,166	104,166
Property and equipment, gross	253,510	248,970
Accumulated depreciation	(95,221)	(40,620)
Property and equipment, net	$158,289	$208,350

Depreciation expense for the years ended December 31, 2016 and 2015 was $54,601 and $39,365, respectively.

NOTE 6 - PROMISSORY NOTES PAYABLE AND ADVANCES

Borrowings under notes payable and advances as of December 31, 2016 and 2015 are summarized as follows:

		Amounts converted	Carrying Value as of	Carrying Value as of	Accrued Interest	Accrued Interest
	Company	to Common Stock as of	December 31,	December 31,	as of December 31,	as of December 31,	Principal Value
	Proceeds	December 31, 2016	2016	2015	2016	2015	as of Maturity
15% Note	$500,000	$-	$-	$500,000	$-	$31,479	$-
10% Note	50,000	-	50,000	50,000	5,726	1,383	50,000
10% Note (2015)	87,500	-	110,000	62,949	11,633	548	110,000
10% Note (2015 Advances)	322,500	-	361,111	229,555	37,852	1,642	361,111
10% Note (2016 Advances)	1,065,000	-	799,024	-	43,492	-	1,080,556
8% Convertible Note	245,000	-	-	-	-	-	-
4% Convertible Note	-	62,428	270,350	-	360	-	270,350
15% Note (2016 Advances)	35,000	-	35,000	-	2,373	-	35,000
9% Convertible Note	240,000	-	52,034	-	4,683	-	267,500
10% Convertible Note	70,000	-	6,837	-	341	-	77,779
5% Convertible Note - conversion of Related Party	-	-	382,061	-	5,668	-	382,061
5% Convertible Note	375,000	-	160,000	-	3,879	-	480,000
15% CAH Note	-	-	575,000	-	65,693	-	575,000
	$2,990,000	$62,428	$2,801,417	$842,504	$181,700	$35,052	$3,689,357

2016 activity

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

Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the convertible note, with the following weighted average key inputs:

At issuance
Stock price	$0.68
Term (years)	0.76
Volatility	98.9%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  The embedded conversion has been reduced by $58,962 during the year ended December 31, 2016 (see Note 7).

In connection with the issuance of the Gemini Note, we recorded additional debt discounts related to the following:

•	Issuance of 50,000 shares of our common stock resulting in the relative fair value of $27,000;

•	Recording of a beneficial conversion feature of $43,785; and

•	Original issuance discount of $25,000.

The debt discounts are amortized to interest expense using the effective interest method over the term of the notes. During the year ended December 31, 2016, the Company recognized interest expense of approximately $202,000 resulting from the amortization of the entire debt discount noted above resulting in a Gemini Note balance of $275,000.

On October 28, 2016, the Gemini Note was purchased in full, including accrued interest of approximately $13,000, by another lender in exchange for a convertible note (“the 4% Convertible Note”) issued by the Company. The 4% Convertible Note accrues interest at 4% per annum, is entitled to the same conversion features as the Gemini Note and matures on June 30, 2017. The lender charged the Company $45,000 in fees, which were added to the balance, and converted approximately $62,000 of the 4% Convertible Note balance into 331,413 shares of the Company’s common stock, resulting in a balance of $270,350 as of December 31, 2016.

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

In July 19, 2016, we issued a sixty day 15% promissory note payable to a purchaser for cash proceeds totaling $35,000. In the event that we secure any future financing with aggregate gross proceeds of at least $500,000 while the promissory note is outstanding, the promissory note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing.

From July through September 30, 2016, certain investors advanced a total of $925,000 (the “Advances”) to the Company with a right to convert at no greater than $0.40 per share. In connection with the Advances, the Company also issued warrants to purchase 770,833 shares of our common stock at an exercise price of $0.60 per share with a 5 year term. The relative fair value of the warrants compared to the Advances was $295,540, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount on the Advances. The fair value of the warrants was determined using the Black-Scholes Model (see Note 8). The Company then computed the effective conversion price of the Advances on the issuance date, noting that the Advances gave rise to a BCF of $629,460. The sum of the relative fair value of the warrants and the BCF was recorded as a debt discount to be amortized over the term of the advances.

The debt discounts are amortized to interest expense using the effective interest method over the term of the Advances. During the year ended December 31, 2016, the Company recognized interest expense of $643,469, from the amortization of the debt discount, resulting in the Advances balance of $643,469.

The Advances contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at inception using the Monte Carlo simulation at $1,212,384 and was recorded as a loss on the consolidated statements of operations. As of December 31, 2016, the derivative was remeasured to $491,218 (see Note 7) and the difference was recorded as a change in fair value of derivative liabilities on the consolidated statements of operations.

Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the Advances, with the following weighted average key inputs:

At issuance
Stock price	$0.74
Term (years)	0.75
Volatility	116%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

On October 21, 2016, we issued a $267,500 face value convertible note that accrues interest at 9% per annum and matures on October 21, 2017 (“the 9% Convertible Note”). The Company received proceeds of $240,000, net of costs and original issuance discount. Upon holding the note for six months, the conversion terms allow the holder to convert outstanding principal into the Company’s common stock at the lower of (i) $0.40 per share or (ii) 65% of the lowest closing bid price of the common stock for the fifteen prior trading days, including upon which the conversion notice is received by the Company. The 9% Convertible Note allows for prepayment within 180 days from the date of issuance. If the note is outstanding for 90 days or less, the prepayment rate is 125% of principal plus accrued interest; and if the note is outstanding for more than 90 days but less than 180 days, the prepayment rate is 150% of principal plus accrued interest. In connection with the 9% Convertible Note, the Company also issued warrants to purchase 222,916 shares of our common stock at an exercise price $0.60 per share with a 4 year term. The relative fair value of the warrants compared to the 9% Convertible Note was $56,737, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount to the 9% Convertible Note. The fair value of the warrants was determined using the Black-Scholes Model (see Note 8). The Company then computed the effective conversion price of the 9% Convertible Note on the issuance date, noting that the 9% Convertible Note gave rise to a BCF of $151,112.

The 9% Convertible Note contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the 9% Convertible Note was valued at inception using the Monte Carlo simulation at $296,786 with $32,150 being recorded as a discount to the 9% Convertible Note and $264,633, the remainder, being recorded as a loss on the consolidated statements of operations. Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the 9% Convertible Notes, with the following weighted average key inputs:

At issuance
Stock price	$0.50
Term (years)	1.03
Volatility	116%
Risk-free rate of interest	0.7%
Dividend yield	0.0%

The sum of the relative fair value of the warrants, BCF, original issuance discount, issuance costs and applicable portion of the embedded conversion option that was recorded as a debt discount is to be amortized over the term of the 9% Convertible Note. The debt discounts are amortized to interest expense using the effective interest method over the term of the 9% Note. During the twelve months ended December 31, 2016, the Company recognized interest expense of $52,034, from the amortization of the debt discount, resulting in the 9% Convertible Note balance of $52,034.

As of December 31, 2016, the derivative was remeasured to $215,873 (see Note 7) and the difference was recorded as a change in fair value of derivative liabilities on the statement of operations.

On October 28, 2016, we issued a $480,000 face value convertible note that accrues interest at 5% per annum and matures on April 28, 2017 (“the 5% Convertible Note”). The Company received proceeds of $375,000, net of costs and original issuance discount. The conversion terms allow the holder to convert outstanding principal into the Company’s common stock if an event of default occurs, or if the Company does not repay the note in full at the original maturity date, at 60% of the lowest closing bid price of the common stock for the thirty prior trading days immediately preceding the trading date. Prepayment rates are 115% if the note is repaid within the first sixty days from the date of issuance and 125% thereafter. The Company computed the effective conversion price of the 5% Convertible Note on the issuance date, noting that the 5% Convertible Note gave rise to a BCF of $375,000.

The sum of the BCF, original issuance discount and issuance costs that was recorded as a debt discount is to be amortized over the term of the 5% Convertible Note. The debt discounts are amortized to interest expense using the effective interest method over the term of the 5% Convertible Note. During the year ended December 31, 2016, the Company recognized interest expense of $160,000, from the amortization of the debt discount, resulting in the 5% Convertible Note balance of $160,000.

In connection with the 5% Convertible Note, the Company also issued warrants with a 7 year term to purchase 1,428,572 shares of our common stock at an exercise price per share equal to the lower of (a) $0.47; or (b) 75% of the closing bid price of the common stock on the effective date of the Company’s first public offering following the issuance date. The Company determined that the warrants are derivatives requiring bifurcation in accordance with the provisions of ASC 815. The warrants were valued at inception using the Monte Carlo simulation at $579,451 and recorded as a loss on the consolidated statements of operations. Management used a Monte Carlo valuation model to estimate the fair value of the warrant derivative at issuance of the 5% Convertible Note, with the following weighted average key inputs:

At issuance
Stock price	$0.45
Term (years)	7.00
Volatility	112%
Risk-free rate of interest	1.6%
Dividend yield	0.0%

As of December 31, 2016, the warrant derivatives were remeasured to $443,816 (see Note 7) and the difference was recorded as a change in fair value of derivative liabilities on the statement of operations.

The 5% Convertible Note also contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the 5% Convertible Note was valued at inception using the Monte Carlo simulation at $36,130 and recorded as a loss on the consolidated statements of operations. Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the 5% Convertible Note, with the following weighted average key inputs:

At issuance
Stock price	$0.45
Term (years)	0.50
Volatility	118%
Risk-free rate of interest	0.5%
Dividend yield	0.0%

 As of December 31, 2016, the derivative was remeasured to $34,517 (see Note 7) and the difference was recorded as a change in fair value of derivative liabilities on the statement of operations.

On November 7, 2016, the amounts owed to related parties totaling $382,061 were sold to two unrelated investors. The Company issued a note to each investor in the amount of $191,030. The notes have an interest rate of 5% per annum and mature on the earlier of: (i) May 7, 2016; (ii) the date the Company raises a total of $2 million, subsequent to the issuance of these notes. The notes have a conversion feature under which the note holder can convert at any time at a conversion price of $0.40 per share.

On December 15, 2016, we issued a $77,779 face value convertible note that accrues interest at 10% per annum and matures on June 15, 2017 (“the 10% Convertible Note”). The Company received proceeds of $70,000, net of original issuance discount. The conversion terms allow the holder to convert outstanding principal into the Company’s common stock at 65% of the price of the common stock when the Company a capital raise transaction of at least $15,000,000 in debt, and or equity subsequent to the issuance date. The 10% Convertible Note allows for prepayment any time after 90 days from the date of issuance at a prepayment rate of 110% of principal and accrued interest outstanding. In connection with the 10% Convertible Note, the Company also issued warrants to purchase 77,778 shares of our common stock at an exercise price $0.50 per share with a 4 year term. The relative fair value of the warrants compared to the 10% Convertible Note was $22,616, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount to the 10% Convertible Note. The fair value of the warrants was determined using the Black-Scholes Model (see Note 8). The Company then computed the effective conversion price of the 10% Convertible Note on the issuance date, noting that the 10% Convertible Note gave rise to a BCF of $47,384.

The sum of the relative fair value of the warrants, BCF and original issuance discount was recorded as a debt discount is to be amortized over the term of the 10% Convertible Note. The debt discounts are amortized to interest expense using the effective interest method over the term of the 10% Convertible Note. During the year ended December 31, 2016, the Company recognized interest expense of $6,838, from the amortization of the debt discount, resulting in the 10% Convertible Note balance of $6,838.

The 10% Convertible Note contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the 10% Convertible Note was valued at inception using the Monte Carlo simulation at $43,883 and recorded as a loss on the consolidated statements of operations. Management used a Monte Carlo valuation model to estimate the fair value of the embedded conversion option at issuance of the 10% Convertible Notes, with the following weighted average key inputs:

At issuance
Stock price	$0.41
Term (years)	0.41
Volatility	118%
Risk-free rate of interest	0.6%
Dividend yield	0.0%

As of December 31, 2016, the derivative was remeasured to $43,739 (see Note 7) and the difference was recorded as a change in fair value of derivative liabilities on the statement of operations.

2015 activity

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

During November 2015, we issued a one year 10% promissory notes payable (the “10% Note”) to a purchaser for cash proceeds totaling $50,000. In the event that we secure any future financing with aggregate gross proceeds of at least $1 million while the 10% Note is outstanding, the 10% Note and all accrued interest therefrom will be immediately due and payable within ten business days of the closing of such financing. The holder may also convert any unpaid principal under the 10% Note into any funding instrument entered into by our Company for a period of 180 days after the date of the 10% Note. The full interest of 10% of the borrowings under the 10% Note ($5,000) is due irrespective of whether paid at maturity or when required to be prepaid. The 10% Note remains outstanding and we have recognized $5,726 and $1,383 in interest expense through December 31, 2016 and December 31, 2015, respectively.

On November 30, 2015 and on three subsequent dates during December 2015, four individuals (the “Lenders”) provided an advance to the Company with a face value of $361,111 for cash proceeds totaling $322,500. The borrowings (“2015 Advances”) were not accompanied by documentation of the nature of the 2015 Advances. However, there were general discussions as to the repayment terms, the interest expected to be paid to the Lenders and additional equity of the Company to be issued to the Lenders in connection with the 2015 Advances. Accordingly, we have accounted for the Advances based on estimates of their final terms.

On December 11, 2015, we entered into a Securities Purchase Agreement and issued a 10% Convertible Promissory Note with the principal face value of $110,000 (the “10% 2015 Note”) to an accredited investor for cash proceeds of $87,500, net of issuance costs. Under the terms of the 10% 2015 Note, all principal and related accrued interest outstanding are due and payable to the noteholder upon the earlier of: (i) December 10, 2016; or (ii) in the event that the Company completes a financing or a series of financings, with the same or different investors, that in the aggregate result in gross proceeds to the Company of at least $3 million, then the Company is required to pre-pay and redeem the entire remaining outstanding principal amount plus Interest of this Note in cash, provided that (A) the Company shall pay the Holder one hundred twenty percent (120%) of the principal plus interest outstanding in repayment and (B) such amount must be paid in cash on the next Business Day after receipt of the gross proceeds.

While any amounts are outstanding under the 10% 2015 Note, such amounts outstanding are convertible into share of the Company’s Common Stock at the lesser of: 1) $0.90 per share and 2) 75% of the price per share of the Company’s Common Stock sold in a future financing with gross proceeds of at least $1 million, subject to adjustments as stated in the Note agreement.

In connection with the 10% 2015 Note, the Company also issued a five-year warrant to purchase up to 61,111 shares of its common stock to the Note holder. The exercise price of the warrant is $1.50 per share, subject to adjustments provided in the warrant agreement (but in no event at an exercise price below $0.50 per share). The consideration upon exercise may also be paid on a cashless basis as detailed in the Note.

The Company accounted for warrants to be issued in connection the 2015 Advances under similar terms as the warrant granted for the 10% 2015 Note.

In connection with the warrants expected to be issued in connection with the 2015 Advances and the 10% 2015 Note, we have estimated a relative fair value of $138,333 using the Black-Scholes option pricing model based on the following weighted average assumptions:

Total 2015 Advances and 10% 2015 Note face value	$471,111
Warrants to be issued	256,172
Term	5 years
Strike price	$1.50
Fair market value	$0.95
Expected volatility	128%
Risk-free interest rate	1.56%

The sum of the relative fair value of the warrants and the original issuance discount of $51,111 was recorded as a debt discount to be amortized over the term of the advances. The debt discounts are amortized to interest expense using the effective interest method over the term of the 10% 2015 Note and the 2015 Advances. During the twelve months ended December 31, 2016, and December 31, 2015, the Company recognized interest expense of $166,107 and $20,837, respectively, from the amortization of the debt discount, resulting in the 10% 2015 Note and 2015 Advances balance of $471,111.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 by level within the fair value hierarchy, are as follows:

	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Embedded conversion options	$-	$-	$832,663
Warrant derivatives	$-	$-	$443,816

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2016 and 2015.

As of December 31, 2016, the embedded conversion options (as discussed in Note 6) and warrant derivatives have aggregate fair values of $832,663 and $443,816, respectively. The table below presents changes in fair value for the embedded conversion options and warrant derivatives, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Year Ended December 31, 2016

	Balance as of December 31,		Change in Fair Market	Balance as of December 31,
	2015	Issuance	Value	2016
Embedded conversion options	$-	$1,695,460	$(862,797)	$832,663
Warrant derivatives	$-	$579,451	$(135,635)	$443,816

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 is as follows:

As of December 31, 2016
Stock price	$0.36
Term (years)	2.72
Volatility	116%
Risk-free rate of interest	1.18%
Dividend yield	0.0%

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant derivatives that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 is as follows:

As of December 31, 2016
Stock price	$0.36
Term (years)	6.84
Volatility	112%
Risk-free rate of interest	2.23%
Dividend yield	0.0%

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Company’s articles of incorporation authorize 25,000,000 shares of preferred stock with a par value of $0.0001. We designated 2,000,000 shares of preferred stock as Series A convertible preferred stock. The Series A convertible preferred stock is convertible into common stock at a ratio of one to one. Additionally, as long as there are a minimum of 900,000 shares of Series A convertible preferred stock outstanding, the holders of the Series A convertible preferred stock have the right to elect a majority of our Company’s Board of Directors. Finally, in all manners brought to a vote of the shareholders, the holders of the Series A convertible preferred stock have three votes to every one vote of common stock. As of December 31, 2016 and 2015, there were 1,917,720 shares of Series A convertible preferred stock outstanding which were issued to the founders of NuGene, Ali and Saeed Kharazmi. Ali and Saeed Kharazmi each own 50% of the outstanding Series A convertible preferred stock and are our Company’s Chairman of the Board and Director, respectively.

Common Stock

Our Company has Advisory Agreements with members of its Advisory Board. The terms of the individual Advisory Agreements vary and provide for up to 50,000 initial sign-on shares vesting for a maximum of an 18-month period, and up to 50,000 shares of common stock per annum issued on the anniversary of the effective date of the agreement. Expenses for the issuance of common stock for services related to these share issuances was recognized over the service period in which the shares are earned or over the respective vesting period, as applicable, and was calculated by multiplying the number of shares earned for the respective reporting period by the share price on the date earned, during the respective quarter, as quoted on the OTC Marketplace. Selling, general and administrative expenses (“SGA”) recognized in connection with the Advisory Agreements totaled $82,806 and $572,216 for the years ended December 31, 2016 and 2015, respectively.

2016 activity

On April 4, 2016, we issued a $275,000 face value note payable and 50,000 shares of our common stock to Gemini Master Fund, LTD (“Gemini”) pursuant to a Security Purchase Agreement dated March 30, 2016 (the date the funds were received by our Company).

In June 2016, Theodore Schwarz executed an Offer Letter whereby Mr. Schwarz agreed to become a member of our Company’s Board of Directors (the “Board”). Under the Offer Letter the Company has agreed to pay Mr. Schwarz $2,500 for each Board of Directors meeting attended. Additionally, Mr. Schwarz may be granted 500,000 shares of the Company’s common stock in the future that may vest at the rate of 166,666 shares per year, over a three-year period provided Mr. Schwarz continues to serve on the Board. The stock has not been issued as of December 31, 2016. The grant date fair value of the common stock was $330,000. The Company recognized stock based compensation of $55,000 for the year ended December 31, 2016.

In connection with the purchase of the Gemini note on October 28, 2016 (see Note 6), the new lender converted $62,428 of the outstanding note balance and $1,966 of interest expense into 331,413 shares of our common stock over the course of November and December 2016.

2015 activity

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

Restricted Stock Awards

2016 activity

On March 17, 2016, we entered into a consulting agreement for services over one year. In connection with the agreement, we granted the consultant 200,000 shares of our fully vested common stock as consideration for the consultant’s services. The stock was issued on April 25, 2016. The grant date value of the restricted stock award was $128,000 and was recognized in full as stock based compensation for the year ended December 31, 2016.

On September 22, 2016, the Company entered into new compensation agreements and arrangements with two of its directors. As part of the agreements, our Chairman was granted 2,000,000 shares of our fully vested common stock. The stock has not been issued as of December 31, 2016. The grant date fair value of stock award was $1,420,000 and was immediately recognized as stock based compensation.

2015 activity

In November 2015, the Company entered into a consulting agreement with a third party for consulting services over six months. The Company agreed to pay the consultant 90,000 in shares of the Company’s restricted stock, which were issued over six months. The Company issued 30,000 shares of restricted stock in February 2016, and the remaining 60,000 shares were issued in June 2016, resulting in approximately $38,000 of stock based compensation expense for the year ended December 31, 2016.

Restricted Stock Units

In connection with the agreements the Company entered into with two of its directors, each director was granted restricted stock units for 2,000,000 shares of the Company’s common stock (“RSUs”). The RSUs vest at the rate of 33.33% each year anniversary of the issuance date (September 22, 2016). There is also 100% vesting upon a change in control of the Company.

The grant date fair value of the RSUs was $2,840,000. The Company recognized stock based compensation of $259,360 for the year ended December 31, 2016.

Common Stock Options

On August 14, 2015, we granted two employees an option to each purchase up to 1,000,000 shares of our common stock. The options have a strike price of $1.50 per share, have a term of five years from the date of grant, vest evenly over 24 months and have a cashless exercise feature. The fair value of these options was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 130%, risk-free interest rate 1.61% and expected life of 5 years. On May 2, 2016, we reduced the exercise price from $1.50 per share to $0.54 per share for these options. All other terms of the previous option agreements remained unchanged. We remeasured the options on the modification date using the Black-Scholes Model based on the following assumptions: expected dividend yield 0%, expected volatility 113%, risk-free interest rate 0.96% and expected life of 3 years. The incremental fair value of vested options was approximately $71,000 and was recognized immediately. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the unvested option shares was approximately $1.7 million on the modification date and will be amortized ratably over the remaining vesting period.   We recognized $1,317,321 and $483,719 of Personnel expense as stock based compensation in connection with the vesting of the options during the years ended December 31, 2016 and 2015, respectively.

On July 18, 2016, we granted our Chief Executive Office a stock option to acquire 2,352,619 shares of our common stock with a 10 year term, which represented approximately 5% of our fully-diluted issued and outstanding shares on the date of grant. The exercise price of the option was $0.61 per share, which was the closing price for the Company stock at the date of issuance, and will vest ratably monthly over 3 years, with 100% vesting upon a change in control of the Company. In accordance with the employment agreement, the Chief Executive Officer will be issued stock options to acquire 5% of our fully-diluted issued and outstanding shares through our next significant financing transaction or series of significant financing transactions. The grant date fair value of the option was calculated by using the Black-Scholes Model based on the following assumptions: expected dividend yield 0%, expected volatility 97%, risk-free interest rate 1.27% and expected life of 6 years. The grant date fair value of this option was $1,126,899 and will be amortized ratably over the vesting period. We recognized $156,514 of Personnel expense as stock based compensation in connection with the vesting of the options during the year ended December 31, 2016.

A summary of the stock options activity for the years ended December 31, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding as of December 31, 2014	-	$-	-
Granted	2,000,000	0.54	5
Outstanding as of December 31, 2015	2,000,000	$0.54	4.62
Granted	2,352,619	0.61	10
Outstanding as of December 31, 2016	4,352,619	0.58	6.82
Options vested	1,660,086	$0.55	4.78

Stock based compensation associated with stock options was $1,473,835 and $483,719 for the years ended December 31, 2016 and 2015, respectively. Unamortized stock based compensation expense amounted to $1,770,273 as of December 31, 2016, and will be amortized over approximately 3 years.

Common Stock Warrants

Our Company has issued warrants to purchase shares of our common stock to accredited investors and consultants as compensation for services rendered, as well as, in conjunction with the purchase of our common stock. A summary of the Company’s warrants activity and related information as of December 31, 2016 is provided below.

In connection with the agreements the Company entered into with two of its directors, we issued a fully vested warrant with a ten year term to each director to purchase shares of common stock equal to the greater of 1,000,000 shares or 2.5% of the issued and outstanding common shares of the Company during the first 24 months immediately following the issuance. On the date of issuance, each director was issued a warrant to purchase 1,008,367 shares of common stock at an exercise price of $0.71 per share, which was the closing price for the Company stock at the date of issuance. On December 30, 2016, the warrants to purchase shares of common stock were increased by 8,285 shares of common stock for each director at an exercise price of $0.36 per share, which was the closing price for the stock at the date of issuance. The aggregate grant date fair value of these warrants was calculated by using the Black-Scholes Model based on the following assumptions: expected dividend yield 0%, expected volatility 102%, risk-free interest rate 1.63% and expected life of 10 years. The grant date fair value of these warrants was $1,291,292 and the entire fair value was recorded as Personnel expense as of December 31, 2016.

In connection with the Advances (see Note 6), the Company issued warrants to purchase 770,883 shares of our common stock at an exercise price $0.60 per share with a 5 year term. The relative fair value of the warrants compared to the Advances was $295,541, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount on the Advances. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant $0.74, expected dividend yield 0%, expected volatility 98%, risk-free interest rate 1.1% and expected life of 5 years.

In connection with the 5% Convertible Note, the Company issued warrants with a 7 year term to purchase 1,428,572 shares of our common stock at an exercise price per share equal to the lower of (a) $0.47; or (b) 75% of the closing bid price of the common stock on the effective date of the Company’s first public offering following the issuance date. The Company determined that the warrants are a derivative requiring bifurcation in accordance with the provisions of ASC 815. The warrants were valued at inception using the Monte Carlo simulation (see Note 6) at $579,450 and recorded as a loss on the consolidated statements of operations.

In connection with the 9% Convertible Note (see Note 6), the Company issued warrants to purchase 222,916 shares of our common stock at an exercise price $0.60 per share with a 4 year term. The relative fair value of the warrants compared to the 9% Convertible Note was $56,737, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount to the 9% Convertible Note. The fair value of the warrants was determined using the Black-Scholes Model based on the following assumptions: common stock price on date of grant $0.50, expected dividend yield 0%, expected volatility 97%, risk-free interest rate 1.12% and expected life of 4 years.

In connection with the 10% Convertible Note (see Note 6), the Company issued warrants to purchase 77,778 shares of our common stock at an exercise price $0.50 per share with a 4 year term. The relative fair value of the warrants compared to the 10% Convertible Note was $22,616, which was recorded as a component of stockholders’ deficit with the offset recorded as a discount to the 10% Convertible Note. The fair value of the warrants was determined using the Black-Scholes Model based on the following assumptions: common stock price on date of grant $0.41, expected dividend yield 0%, expected volatility 97%, risk-free interest rate 1.86% and expected life of 4 years.

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

We recognized $567,000 of SGA as stock based compensation in connection with the SA in the accompanying statements of operations in the year ended December 31, 2015.

In connection with the 10% 2015 Note, the Company issued a five-year warrant to purchase up to 61,111 shares of its common stock to the Note holder. The exercise price of the warrant is $1.50 per share, subject to adjustments provided in the warrant agreement (but in no event at an exercise price below $0.50 per share). The Company accounted for warrants to be issued in connection the 2015 Advances under similar terms as the warrant granted for the 10% 2015 Note.

In connection with the warrants expected to be issued in connection with the 2015 Advances and the 10% 2015 Note, we have estimated a relative fair value of $138,333 using the Black-Scholes option pricing model based on the following weighted average assumptions:

Total 2015 Advances and 10% 2015 Note face value	$471,111
Warrants to be issued	256,172
Term	5 years
Strike price	$1.50
Fair market value	$0.95
Expected volatility	128%
Risk-free interest rate	1.56%

We have a warrant outstanding held by an investor to purchase up to 500,000 shares of our common stock at a price of $2.50 per share through December 26, 2020, exercisable beginning on December 26, 2015.

Stock Warrants Outstanding as of December 31, 2016
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$0.001	1,350,000	0.94	900,000
$0.36	16,570	10.0	16,570
$0.47	1,428,572	6.82	1,428,572
$0.50	77,778	3.96	77,778
$0.60	993,799	4.46	993,799
$0.71	2,016,734	9.73	2,016,734
$1.50	306,172	3.56	306,172
$2.00	300,000	3.62	300,000
$2.50	500,000	3.99	500,000
$0.72	6,989,625	5.68	6,539,625

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 18, 2016, the Board of Directors of the Company (the “Board”) appointed Steven R. Carlson to serve as CEO of the Company. His appointment was effective on July 25, 2016. In connection with the hiring of Mr. Carlson, Ali Kharazmi resigned his position as our CEO. Mr. Kharazmi’s resignation coincided with Mr. Carlson’s start date. Mr. Kharazmi will continue to render significant services to the Company and will continue to serve as the Company’s Chairman of the Board.

The following individuals and entities have been identified as related parties based on their affiliation with the Chairman of the Board and Acting Chief Financial Officer:

Ali Kharazmi	Chairman of the Board and greater than 10% shareholder
Mohammad Saeed Kharazmi	Acting Chief Financial Officer, Board Member and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the Chairman of the Board and Acting Chief Financial Officer as of December 31, 2015:

ASP	$70,890
CWM	34,000
Ali Kharazmi	25,641
Applied MAK	-
Mohammad Saeed Kharazmi	2,405
Less amounts advanced to ASP and repaid in January 2016	(95,000)
Accounts payable - related parties	$37,936

The amount owed to ASP relates to legal and administrative services provided by ASP employees to our Company. Our Company temporarily advanced $95,000 to ASP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. The amounts owed to Saeed Kharazmi at December 31, 2015 related to expense reimbursements incurred in the ordinary course of business. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali Kharazmi and all amounts outstanding represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business. Prior to the sale of the related party advances in November 2016, the amounts owed were as follows:

ASP	$226,188
CWM	34,000
Ali Kharazmi	91,175
Applied MAK	-
Mohammad Saeed Kharazmi	30,698
Less amounts advanced to ASP and repaid in January 2016	-
Accounts payable - related parties	$382,061

On November 7, 2016, the amounts owed to related parties totaling $382,061 were sold to two unrelated investors. The Company issued a note to each investor in the amount of $191,030 (see Note 6). The notes have an interest rate of 5% per annum and mature on the earlier of: (i) May 7, 2017; (ii) the date the Company raises a total of $2 million, subsequent to the issuance of these notes. The notes have a conversion feature under which the note holder can convert at any time at a conversion price of $0.40 per share.

As of December 31, 2016, the Company has no outstanding related party liabilities.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

We occupy our sole corporate facilities at 17912 Cowan, Suite A, Irvine, California, 92614 from ASP, an affiliate of our Company, for approximately $17,109 per month (including common area maintenance), consistent with the amount that is charged to ASP by the property owner. On February 5, 2015, ASP entered into a new five-year lease for the property with the owner beginning July 1, 2015 and subsequently amended to begin June 1, 2015. The lease was subsequently amended to increase the square footage under lease beginning in January 2016. The lease includes annual increases in the monthly lease payments of approximately 3% each year.

As of December 31, 2016, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2017	$198,935
2018	204,585
2019	210,234
2020	106,530
Total	$720,284

During the years ended December 31, 2016 and 2015, we incurred rent expense totaling $202,751 and $167,454, respectively.

On February 3, 2017, the Company finalized and executed a Confirmation and Continuation Agreement (the “Agreement”) with kathy ireland WORLDWIDE, INC. (“kiWW“) (See Note 12). In order to settle all disputes under the License Agreement previously entered by the Company and kiWW, the Company agreed to, among other things, (i) issue to kiWW warrants in the form of a Common Stock Purchase Warrant (the “Warrant”) to acquire 3,000,000 shares of the Company’s common stock (the Warrant expires five years from the date of issuance and is exercisable for $0.01 per share, with a cash-less exercise option); and, (ii) issue to kiWW 500,000 restricted shares of the Company’s common stock, which will be subject to the same lock-up agreement placed on executives of the Company pursuant to the Company’s proposed secondary offering. In exchange, kiWW agreed that (i) the Company has performed, paid, and otherwise satisfied all of its obligations under the License Agreement for calendar year 2016; (ii) as of the end of 2016, the Company was not in breach of the License Agreement in any respect; and, (iii) the License Agreement is in full force and effect.

Legal Proceedings

On July 10, 2015, Stemage Skin Care, LLC (the “Plaintiff”) filed a complaint in the U.S. District Court for the Central District of California entitled “Stemage Skin Care LLC, a North Carolina limited liability company vs. NuGene International, Inc. et al.” (Civil Action No.8:15-cv-01078-AG-JCG). The complaint also names as defendants NuGene, Inc., Ali Kharazmi, Saeed Kharazmi, Kathy Ireland Worldwide, Stephen Roseberry, Steve Rosenblum and Erik Sterling. The complaint contains allegations of damage asserted to be grounded on: (i) copyright infringement; (ii) interference with contract; (iii) intentional interference with prospective economic advantage; (iv) negligent interference with prospective economic advantage; and (v) conspiracy. The complaint allegedly arises out of an August 20, 2012 agreement among the Plaintiff and kathy ireland inc. (“KI”) pursuant to which KI made Kathy Ireland available to perform “Ambassador Services” as defined within that agreement. That agreement effectively terminated in October 2014 and is the subject of a separate arbitration with KI and Kathy Ireland before the American Arbitration Association. On or around August 4, 2016 the Company settled the litigation. All parties to this litigation executed a settlement agreement resolving and waiving all claims, with a full dismissal, with prejudice, of the action. Pursuant to the settlement, in December 2016 the Company paid the total sum of $50,000 to the Plaintiff.

On July 31, 2015 Star Health & Beauty, LLC (“SH&B”) filed a complaint in the U.S. District Court for the Northern District of Georgia entitled “Star Health & Beauty, LLC vs. NuGene, Inc. and NuGene International, Inc. Defendants” (Case No. 1:15-cv-02634-CAP). The complaint alleges that our use of the NuGene name and trademark infringes on SH&B’s NUGEN name. SH&B seeks cancelation of our NuGene trademark, as well as unspecified monetary damages. In February, 2017 the parties agreed upon terms to settle the matter, subject to execution of a definitive written settlement agreement to include the following terms: (i) $60,000 to be paid by the Company to SH&B, in installments of $5,000 upon execution of a Settlement Agreement, $25,000 90-days thereafter, and $30,000 60-days thereafter; (ii) issuance of 125,000 shares of the Company’s common stock to SH&B upon execution of a Settlement Agreement; (iii) each side continues to use their names as the wish; (iv) full mutual releases of known and unknown claims; (v) each bears its respective cost of litigation; and, (vi) dismissal with prejudice of the action. The written Settlement Agreement is being finalized and should be executed within the next 30 days.

In May 2016, we were informed that the California Labor Commissioner scheduled a hearing in connection with two individuals that claimed our Company did not fulfill its obligations to pay a final paycheck. The two individuals are seeking back pay and penalties totaling approximately $31,000. A trial/hearing was scheduled for March 14, 2017 to decide each matter. In February 2017 we settled both matters. In exchange for a complete release from the first claimant, we will pay the first claimant a total of $9,000 in accordance with the following schedule: $4,500 on or before March 10, 2017; four additional payments of $1,000 each on the 15th day of April, May, June, and July 2017; and, a final payment of $500 on or before the 15th day of August. In exchange for a complete release from the second claimant, we will pay the second claimant a total of $4,000 on or before March 10, 2017.

On May 6, 2016, we were presented with a demand for payment of compensation for a former executive employee (the “Former Executive”) pursuant to his employment contract with our Company. The amount of the compensation claimed by the Former Executive totaled $49,998. The Company’s management is evaluating the merits of this matter. We believe that no amounts are due to the Former Executive and we have not accrued a liability as of December 31, 2016.

In December 2016, we were informed by the four holders of our promissory notes totaling $480,000 (the “Holders”) that they would not honor their obligation to provide an additional $600,000 in similar financing. The Holders allege that certain breaches of the notes by the Company relieve them of their obligation. The Company firmly believes there is no merit whatsoever to the claims of the Holders. Rather than pursue litigation against the Holders, the Company has elected to pursue other sources of financing. However, should the Holders seek any acceleration or damages of any kind under the Notes, NuGene is committed to aggressively protect its rights, including though not limited to seeking damages from the Holders.

On February 24, 2017, we were informed that the Company will need to respond to a lawsuit filed by Habib American Bank (“Habib”) in the Superior Court of California, County of Orange. The action names Advanced Surgical Partners, LLC (“ASP”) as a defendant, as well as a number of additional named parties including though not limited to NuGene, Inc.; our Chairman of the Board, Mohammad Ali Kharazmi (“Ali”); and, our Acting Chief Financial Officer and Board Member, Mohammad Saeed Kharazmi (“Saeed”). The action is based on a purported default under a commercial loan from Habib to ASP on or around January 2008 (the “Loan”). According to the complaint, ASP currently owes Habib approximately $2.7 million under the Loan and that ASP has defaulted on the Loan. The Loan was arranged by Ali on behalf of ASP. Ali and Saeed are owners of, and control, ASP; they are also guarantors on the Loan. Additional family members of Ali and Saeed are alleged to be additional guarantors on the Loan, as are additional business entities owned by, or affiliated with, Ali and Saeed. The Loan is secured, in part, by the pledge of real estate owned by family members of Ali and Saeed (the “Pledged Real Estate”). A Deed of Trust was recorded by Habib against the Pledged Real Estate, and there appears to be more than sufficient equity in the Pledged Real Estate to pay off the Loan. NuGene is also alleged to be an additional guarantor on the Loan. A thorough search of NuGene records and files has failed to yield any documents or indication that NuGene was in fact a guarantor on the Loan. The Company has no documentation of the Loan or its purported guaranty, and there was no business relationship between ASP and NuGene which would suggest that a guaranty would have been provided. There was no prior knowledge by the Company of the existence of the Loan or the purported guaranty. Ali has steadfastly rejected the existence of the guaranty and has affirmatively assured the Company that he never authorized NuGene to guaranty the Loan, and that he never signed any documents on behalf of NuGene regarding the Loan. At this time, the Company intends to aggressively defend its rights and reject any status as a guarantor of the Loan. We believe that the Company’s risk and liability exposure under the Loan is minimal based upon (i) good faith and evidentiary defenses; and, (ii) the fact that there is more than adequate value/equity in the Pledged Real Estate to pay off the loan.

On April 4, 2017, Habib agreed to dismiss the Company from the litigation brought by Habib. A formal Settlement Agreement and Release has been executed by and between the Company and Habib (see Note 12).

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

NOTE 11 – INCOME TAXES

The components of the Company’s loss before the provision for income taxes for the years ended December 31, 2016 and 2016 consisted of the following:

	2016	2015
United States of America	$(11,816,521)	$(5,219,066)
Total	$(11,816,521)	$(5,219,066)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Tax, computed at the federal statutory rate	34.00%	34.00%
State taxes, net of federal tax benefit	6.94%	8.83%
Nondeductible interest on convertible debt	(3.95)%	0.00%
Loss on derivative liability	(6.15)%	0.00%
Change in derivative liability value	2.87%	0.00%
Other permanent differences	(0.08)%	(0.04)%
Change in valuation allowance	(33.63)%	(42.79)%

Provision for income taxes	0.00%	0.00%

Significant components of deferred income tax assets and liabilities for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Stock based compensation	$2,456,636	$654,360
Net operating losses	3,529,664	1,595,546
Accruals and reserves	317,900	80,823
Gross deferred tax assets	6,304,200	2,330,728
Less: Valuation allowance	(6,293,979)	(2,320,506)
Total deferred tax assets	10,221	10,221

Property and equipment	(10,221)	(10,221)
Total deferred tax liabilities	(10,221)	(10,221)

Net deferred tax assets	$0	$0

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including the Company’s cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that the federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a full valuation allowance against its federal and state deferred tax assets as of December 31, 2016.

The change in the valuation allowance for the years ended December 31, 2016 and 2015 is as follows

	2016	2015
Valuation allowance, beginning of year	$2,320,506	$87,469
Increase in valuation allowance	3,973,473	2,233,037
Valuation allowance, end of year	6,293,979	2,320,506

As of December 31, 2016, the Company had U.S federal and California income tax net operating loss carryforwards of approximately $8.2 million and $8.2 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2034 and 2034, respectively unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company's federal and California net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period. The Company is in the process of determining whether or not an ownership change has occurred and any amount of net operating losses that may not be realized. Due to its valuation allowance position, the Company does not believe the ultimate determination will have a material impact on the consolidated financial statements.

The Company adopted the provisions in ASC 740-10 which clarifies the accounting for uncertain tax positions. The guidance requires that the Company recognize the impact of a tax position in the financial statements if the position is more likely than not to be sustained upon examination by the tax authorities with full knowledge of all relevant information, based solely on the technical merits of the position. If it is not more likely than not that a position will be sustained, then the effect of the position must be measured. The Company must determine the probable outcomes of each position, the likelihood of each outcome, and the amount of the outcome with a cumulative likelihood of more than 50%. As of December 31, 2016, no reserve for unrecognized tax benefits was recorded.

The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets as of December 31, 2016, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2016 and 2015.

The Company is subject to taxation in the United States and California. The Company's federal and California tax returns are open for examination for tax years 2013 and forwards.

NOTE 12 - SUBSEQUENT EVENTS

On January 9, 2017, the Company issued an investor a promissory note in the total principal amount of $277,778 with a 10% annual interest rate, which will be due on the earlier of (i) January 9, 2018; or, (ii) the closing of the Secondary Offering. The Company received $250,000 of gross proceeds from the Note. The investor has the right to convert the note into shares of the Company’s common stock during the 15-days immediately following the closing of the Secondary Offering at a conversion price equal to 65% of the share price in the Secondary Offering. The Company also granted to the investor warrants to purchase 277,778 shares of common stock at $0.50 per share. The investor will also be issued 150,000 shares of our common stock.

On January 20, 2017, the Company issued an investor a promissory note in the total principal amount of $114,000 with an 8% annual interest rate, which will be due 9-months after the issuance of the note. The Company received $100,000 of gross proceeds from the Note. The investor has the right to convert the note into shares of the Company’s common stock following 180-days after the issuance of the note at a conversion price equal to 60% of the three (3) lowest closing bid prices for our common stock during the prior 15 trading day period.

On February 3, 2017, the Company finalized and executed a Confirmation and Continuation Agreement (the “Agreement”) with kathy ireland WORLDWIDE, INC. (“kiWW“).In order to settle all disputes under the License Agreement previously entered by the Company and kiWW, the Company agreed to, among other things, (i) issue to kiWW warrants in the form of a Common Stock Purchase Warrant (the “Warrant”) to acquire 3,000,000 shares of the Company’s common stock (the Warrant expires five years from the date of issuance and is exercisable for $0.01 per share, with a cash-less exercise option); and, (ii) issue to kiWW 500,000 restricted shares of the Company’s common stock, which will be subject to the same lock-up agreement placed on executives of the Company pursuant to the Company’s proposed secondary offering. In exchange, kiWW agreed that (i) the Company has performed, paid, and otherwise satisfied all of its obligations under the License Agreement for calendar year 2016; (ii) as of the end of 2016, the Company was not in breach of the License Agreement in any respect; and, (iii) the License Agreement is in full force and effect.

On February 8, 2017, the Company issued an investor a promissory note in the total principal amount of $277,778 with a 10% annual interest rate, which will be due 9-months after the issuance of the note. The Company received $250,000 of gross proceeds from the Note. The investor has the right to convert the note into shares of the Company’s common stock commencing at the earlier of (i) the closing of the Secondary Offering; or, (ii) 120-days after the issuance of the note, at a conversion price equal to (y) upon closing of the Secondary Offering until 120-days from issuance of the note, 65% of the pricing in the Secondary Offering; (z) 121 days after issuance of the note, 60% of the lowest trade price of our common stock during the 15 trading days immediately preceding conversion, but in no event less than $0.01 (however, in the event that the price falls below $0.01 then 50% of the lowest trade price of during 15 trading days immediately preceding the conversion). The Company also granted to the investor warrants to purchase 277,778 shares of common stock at $0.50 per share. Investor will also be issued 150,000 shares of our common stock.

On February 8, 2017, the Company issued an investor a promissory note in the total principal amount of $240,411 with a 2% annual interest rate, which will be due at the earlier of (i) August 8, 2017; or, (ii) the closing of the Secondary Offering. The Company received $190,411 of gross proceeds from the Note. As a condition to the note, all of the gross proceeds received by the Company were immediately used to pay-in-full the promissory note issued by the Company on March 30, 2016 in the original principal amount of $275,000, thereafter amended and restated as the 4% convertible note Due June 30, 2017. The investor has the right to convert the note into shares of the Company’s common stock commencing at a conversion price equal to 65% of the pricing of the shares in the Secondary Offering.

On February 17, 2017, the Company issued an investor a promissory note in the total principal amount of $277,778 with a 10% annual interest rate, which will be due at the earlier of (i) the closing of the Secondary Offering; or, (ii) 9-months after the issuance of the note. The Company received $250,000 of gross proceeds from the Note. The investor has the right to convert the note into shares of the Company’s common stock commencing at the earlier of (i) the closing of the Secondary Offering; or, (ii) 120-days after the issuance of the note, at a conversion price equal to (y) upon closing of the Secondary Offering until 120-days from issuance of the note, 65% of the pricing in the Secondary Offering; (z) 121 days after issuance of the note, 60% of the lowest trade price of our common stock during the 15 trading days immediately preceding conversion, but in no event less than $0.01 (however, in the event that the price falls below $0.01 then 50% of the lowest trade price of during 15 trading days immediately preceding the conversion). The Company also granted to the investor warrants to purchase 277,778 shares of common stock at $0.50 per share. Investor will also be issued 150,000 shares of our common stock.

On February 27, 2017, the Company issued an investor a promissory note in the total principal amount of $58,000 with an 8% annual interest rate, which will be due 9-months after the issuance of the note. The Company received $50,000 of gross proceeds from the Note. The investor has the right to convert the note into shares of the Company’s common stock following 180-days after the issuance of the note at a conversion price equal to 60% of the three (3) lowest closing bid prices for our common stock during the prior 15 trading day period.

On March 23, 2017, the Company issued an investor a promissory note in the total principal amount of $110,000 with a 10% annual interest rate, which will be due 6-months after the issuance of the note. The Company received $100,000 of gross proceeds from the Note. The investor has the right to convert the note into shares of the Company’s common stock commencing at the earlier of (i) the closing of the Secondary Offering; or, (ii) 90-days after the issuance of the note, at a conversion price equal to 60% of the lowest closing bid or traded price, whichever is lower, of the Company’s Common Stock during the fifteen (15) trading days immediately preceding Issuance or Conversion Date, whichever is lower. The Company also granted to the investor warrants to purchase 110,000 shares of common stock at $0.50 per share. Investor will also be issued 60,000 shares of our common stock. The Company also issued 275,000 shares of common stock to the investor as “Returnable Shares”. The Returnable Shares will be returned to the Company and canceled in the event (i) the note is prepaid in full within the initial 180-days after issuance, or (ii) if investor elects to convert the Note within the initial 180-days after issuance.

Effective March 20, 2017, the Company entered into a consulting agreement with I|M1, LLC (“I|M1”) for I|M1 to provide assistance and advice regarding the promotion, marketing, and branding of men’s products to be sold by the Company. The Company agreed to issue to I|M1 2,500,000 shares of the Company’s restricted stock, which were to be immediately issued and earned. The Company also agreed to pay I|M1 $50,000 at the earlier of (i) June 30, 2017; or, (ii) a debt or equity offering closed by the Company for an amount at least $10,000,000.

On March 23, 2017, the Company issued to Labrys Fund, LP (“Labrys”) a promissory note in the total principal amount of $110,000 with a 10% annual interest rate, which will be due 6-months after the issuance of the note. The Company received $100,000 of gross proceeds from the Note. Labrys has the right to convert the note into shares of the Company’s common stock commencing at the earlier of (i) the closing of the Secondary Offering; or, (ii) 90-days after the issuance of the note, at a conversion price equal to 60% of the lowest closing bid or traded price, whichever is lower, of the Company’s Common Stock during the fifteen (15) trading days immediately preceding Issuance or Conversion Date, whichever is lower. The Company also granted to Labrys warrants to purchase 110,000 shares of common stock at $0.50 per share. Labrys will also be issued 60,000 shares of our common stock. The Company also issued 275,000 shares of common stock to Labrys as “Returnable Shares”. The Returnable Shares will be returned to the Company and canceled in the event (i) the note is prepaid in full within the initial 180-days after issuance, or (ii) if Labrys elects to convert the Note within the initial 180-days after issuance.

On March 31, 2017, the Company and kiWW agreed to amend the Confirmation and Continuation Agreement discussed above. Pursuant to an Amendment to Confirmation and Continuation Agreement, kiWW agreed that of the 2,916,666 shares of common stock kiWW was to receive under the exercise of its warrants, 2,277,778 shares were instead to be allocated and issued to I|M1 as payment under the consulting agreement between the Company and I|M1.

The Company entered into a License Agreement (the “License”), with I|M1, LLC (“I|M1”) effective March 31, 2017. Under the License the Company we licensed the right to utilize the trademarks and rights to the name, likeness, visual representations, and related intellectual property of I|M1 in connection with our cosmeceutical line of men’s products containing adult human adipose stem cell derived or containing biologically active or biologically derived ingredients. While NuGene is obligated to utilize commercially reasonable efforts to promote and grow the I|M1 brand, the License contains no minimum sales requirements. NuGene will begin shipping licensed products under the License on a date to be determined by NuGene in its sole and absolute discretion.  There are no annual fees, brand participation fees, or minimum fees due under the License. NuGene will pay to I|M1 a royalty fee in the amount of 5% of gross sales of products under the License. The term of the License is 5-years.

On April 4, 2017, Habib agreed to dismiss the Company from the litigation brought by Habib. A formal Settlement Agreement and Release has been executed by and between the Company and Habib.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Acting Chief Financial Officer ("Acting CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2016. Based upon that evaluation, the Company's CEO and Acting CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our CEO and Acting CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control-Integrated Framework (2013 Framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed

Ali Kharazmi	Chairman of the Board	58	December 29, 2014
M. Saeed Kharazmi	Director, Secretary, Treasurer, Acting Chief Financial Officer	52	December 29, 2014
Theodore Schwartz	Director	55	June 15, 2016
Steven Carlson	Chief Executive Office	60	July 25, 2016

Biographical Information

As our Board of Directors consists of our Chief Executive Officer, Ali Kharazmi, and his brother, M. Saeed Kharazmi, it is not considered independent as defined in the NASDAQ rules governing members of boards of directors.

The following describes the backgrounds of current executive officers and directors.

Steven Carlson – Chief Executive Officer

Steve was appointed as NuGene’s Chief Executive Officer on July 25, 2016. Steve is an accomplished pharmaceutical skin care and cosmetic products executive with broad management skills, including strategic planning and business development, go-to-market execution, business integration, and federal health and safety compliance for consumer products. He has over 35 years of industry experience, having worked at such notable companies as Allergan and Obagi Medical Products. Steve began his career at Allergan (NYSE: AGN). During his 15-year tenure he rose to the position of Senior Vice President of Marketing, leading the licensing, development, and early commercialization of one of the world’s most recognized brands - Botox®. Steve subsequently served as CEO, President, and Director of Obagi Medical Products (OMP), a global pharmaceutical skin care line, where he successfully led the company’s public offering in 2006. Valeant Pharmaceuticals ultimately acquired Obagi Medical Products for over $400 million.

More recently Steve served as: (i) CEO, President, and a Director of Eyenetra Inc. (2014 to 2016), where he helped the organization develop one of the first smart phone based vision testing systems for providing prescriptions for glasses through telemedicine; (ii) CEO, President, and Director of Apnicure, Inc. (2011 to 2013), where he was responsible for corporate strategy and execution for the development of a medical device alternative to CPAP in the treatment of sleep apnea; and, (iii) CEO, President, and Director of Obagi Medical Products, Inc. (2005-2010), where he was responsible for corporate strategies and execution for a specialty skin health pharmaceutical company focused on physician-dispensed medical aesthetics and therapeutic dermatology. Steve is a graduate of the University of Minnesota, where he earned his B.S. degree in Biology.

M. Ali Kharazmi – Chairman of the Board

Ali was appointed to our Board of Directors in December, 2014. Ali Kharazmi was the co-founder of NuGene in November 2006 and was appointed Chief Executive Officer, President, and a Board Member of the Company on December 29, 2014. During the last 10-years Ali has devoted substantially all of his time to NuGene and the development of its products and processes. He has also worked extensively in the medical industry since 1986. In 1998, Ali co-founded Medical Information Networks, one of the first medical technology companies to provide electronic prescription services and formulary control with e-detailing to physicians by pharmaceutical companies.  In 2003, he co-founded Newport Beach Plastic Surgery, one of the largest staff model plastic surgery multi-site medical groups in California. In 2005, Ali co-founded the Genetic Institute of Anti-Aging, the Center for Weight Management and the Plastic Surgery Institute, as well as, Advanced Surgical Partners. In 2012, he founded the Regenerative Institute, a research lab that works exclusively on stem cell related research and treatment methods and also co-founded Ortho Regeneration, a sport and orthopedic regenerative company specializing in Platelet Rich Plasma (“PRP”) and Adult Human Adipose stem cell based regenerative services. Ali received his Bachelors of Arts in Economics from University of California, Irvine in 1980, his Masters in Business Administration from American Graduate School of International Management, Thunderbird in 1983 and his Juris Doctorate from Western State University College of Law in 1997. Ali’s status as a founder of our Company, his longstanding service with us, and his entrepreneurial investment career in early stage businesses qualify him to serve as our director.

M. Saeed Kharazmi, MD - Director, Secretary, Treasurer and Acting Chief Financial Officer

Saeed was appointed to our Board of Directors in December, 2014. Saeed obtained his Medical Degree from University of California, Irvine in 1992 and completed his Residency and Chief Residency at St. Mary’s Medical Center/UCLA in 1996. In 2014 Saeed joined University of California, Riverside (“UCR”) as Health Services Assistant Clinical Professor and became the Medical Director of UCR Health, a university hospitalist group. He is also the acting Medical Director for Advanced Surgical Partners, a multispecialty surgical facility that he and his brother started in 2005. His interest in age management and research led to the development of Genetic Institute of Anti-Aging in 2005 where he became co-founder of NuGene. During the last 10-years Saeed has devoted a majority of his productive time and efforts leading the NuGene scientific team in the development and formulation of NuGene’s products, with an emphasis on the introduction of new active ingredients for skin rejuvenation, and wound healing. Saeed’s status as a founder of our Company, his longstanding service with us, and his extensive business, managerial, executive and leadership experience in the healthcare industry make him qualified to serve as our director.

Ted Schwarz – Independent Director

Ted joined the NuGene Board in June, 2016. Ted previously served as President of SkinMedica, a leading topical medical aesthetics company. During the last 5-years, and throughout his entire nine year tenure at SkinMedica, he directed the commercial, new product and R&D teams allowing for seven straight years of market leading growth positioning SkinMedica for its successful acquisition by pharmaceutical giant Allergan for $350MM. Within the last 5-years Ted also served as President of Sienna Labs where he co-developed the business plan to bring to market topical solutions based on plasmonic resonance for treatment of both aesthetic and disease based dermatological indications. Sienna Labs recently completed $34 million Series A financing led by ARCH Venture Partners. Ted received his BA degree in Marketing and Business from Michigan State University. His background also includes 15 years of Pharmaceutical executive sales and marketing leadership at Galderma and La Roche-Posay, a L’Oreal company. Ted’s extensive knowledge of our industry, experience in managing a cosmeceuticals company, and his knowledge of and experience in the commercialization of cosmeceutical products qualify him to serve as our director.

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2016 and 2015 for services rendered to us by all persons who served as executive officers and directors during that time.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($) (1)	Total ($)

M. Ali Kharazmi, Chairman	2016	$32,667	-	$1,420,000	(1)	-	$775,326	$2,227,993
	2015	-	-	-		-	-	-
M. Saeed Kharazmi, Director/Secretary/Acting CFO	2016	$32,667	-	-		-	$775,326	$807,993
	2015	-	-	-		-	-	-
Donna Queen, Director(2)	2016	-	-	-		-	-	-
	2015	$7,500	-	-		-	-	$7,500
Theodore Schwarz Director(3)	2016	-		$55,000		-	-	$55,000
	2015	-	-	-		-	-	-
Steven Carlson, CEO	2016	$251,433	$200,000	-		$156,514	-	$607,947
	2015	-	-	-		-	-	-

Salary and bonus represent amounts earned with respect to the years indicated.

Stock awards, option awards and all other compensation represents the vested portion of the grant date fair value of the respective equity instruments, with respect to the years indicated.

(1) All other compensation only includes warrants to purchase common stock granted to the Company’s Chairman and Acting CFO.

(2) Donna Queen was a member of our Company’s Board of Directors from May 26, 2015 to January 19, 2016. Her agreement with the Company called for her to be paid an annual stipend of $30,000 and to receive 100,000 shares of our common stock that vested quarterly.

(3) In June 2016, the Company agreed to issue Mr. Schwarz 500,000 shares of the Company’s common stock that will vest at the rate of 166,666 shares per year, over a three-year period provided Mr. Schwarz continues to serve on the Board.

Steve Carlson Employment Agreement

On July 18, 2016, we entered into a written employment agreement with Steve Carlson for Mr. Carlson to serve as our Chief Executive Officer (the “Employment Agreement”). Under the Employment Agreement we agreed to compensate Mr. Carlson as follows: annual salary of $400,000; $100,000 draw against salary upon closing of the first $250,000 in bridge or similar financing; annual incentive bonuses based upon performance targets to be mutually agreed upon; and, vacation, sick leave, and other employee benefits afforded by the Company. Mr. Carlson was also issued stock options to acquire 5% of our issued and outstanding shares, to be determined through our next significant financing transaction or series of significant financing transactions. The exercise price of the options was fixed on July 18, 2016 and equal to the closing price of our shares on the OTC Marketplace. The options vest ratably monthly over 3-years, and vest 100% upon a change in control of the Company.

Ali Kharazmi Agreements

On September 22, 2016, we entered into the following agreements with our Chairman, M. Ali Kharazmi:

(i)         Chairman Agreement: Under the Chairman Agreement we agreed to compensate Ali for his service as our Chairman of the Board as follows: annual salary of $120,000; annual incentive bonuses in the discretion of the Company’s Board of Directors; and, reimbursement of expenses. Ali was also issued 2,000,000 shares of our common stock. Ali was also issued the warrant described below, and the restricted stock agreement described below. In the event within twelve (12) months following a change of control (as defined in the Chairman Agreement) either: (1) Ali is removed from his position as Chairman of the Board without cause; or, (2) Ali resigns as the Chairman, then the Company shall provide Ali with a single lump sum payment equal to the greater of (y) the amount of compensation remaining over the remainder of the 3-year term of the agreement; or, (z) 200% of the annual compensation then in effect, to be paid within 30-days after the change in control.

(ii)        Warrant Agreement: Ali was granted the right, during the first 24-months immediately following the issuance, to acquire that number of shares of our common stock equal to the greater of (i) (1,000,000) shares; or, (ii) two and one-half percent (2.5%) of the issued and outstanding common shares the Company, determined on an as if converted and issued basis. Upon the expiration of that 24-month period, the number of shares available for purchase shall be fixed in accordance with the above formula, and such number shall be fixed up to and until the expiration of the Warrant Agreement. Exercise price for the warrant is $0.71 per share, which was the closing stock price for the Company Stock on the date of the issuance, September 22, 2016. The term of the Warrant Agreement is 10-years, and it is non-assignable without the written consent of the Company.

(iii)      Restricted Sock Units Agreement: Ali was granted restricted stock units for 2,000,000 shares of the Company’s common stock (“RSUs”). The RSUs vest at the rate of 33.33% each year anniversary of the issuance date (September 22, 2016). There is also 100% vesting upon a change in control of the Company, as defined in the agreement.

Saeed Kharazmi Agreements

On September 22, 2016, we entered into the following agreements with our Secretary, Interim CFO, and Board Member, M. Saeed Kharazmi:

(i)        Executive Employment Agreement: Under this Agreement we agreed to compensate Saeed for his service as our Vice-Chairman of the Board and our Chief Medical Officer as follows: annual salary of $120,000; annual incentive bonuses in the discretion of the Company’s Board of Directors; and, reimbursement of expenses. Saeed was also issued the warrant described below, and the restricted stock agreement described below. In the event within twelve (12) months following a change of control (as defined in the agreement) either: (1) Saeed is removed from his position without cause; or, (2) Saeed resigns, then the Company shall provide Saeed with a single lump sum payment equal to the greater of (y) the amount of compensation remaining over the remainder of the 3-year term of the agreement; or, (z) 200% of the annual compensation then in effect, to be paid within 30-days after the change in control.

(ii)       Warrant Agreement: Saeed was granted the right, during the first 24-months immediately following the issuance, to acquire that number of shares of our common stock equal to the greater of (i) (1,000,000) shares; or, (ii) two and one-half percent (2.5%) of the issued and outstanding common shares the Company, determined on an as if converted and issued basis. Upon the expiration of that 24-month period, the number of shares available for purchase shall be fixed in accordance with the above formula, and such number shall be fixed up to and until the expiration of the Warrant Agreement. Exercise price for the warrant is $0.71 per share, which was the closing stock price for the Company Stock on the date of the issuance, September 22, 2016. The term of the Warrant Agreement is 10-years, and it is non-assignable without the written consent of the Company.

(iii)       Restricted Sock Units Agreement: Saeed was granted restricted stock units for 2,000,000 shares of the Company’s common stock (“RSUs”). The RSUs vest at the rate of 33.33% each year anniversary of the issuance date (September 22, 2016). There is also 100% vesting upon a change in control of the Company, as defined in the agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2016, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 17912 Cowan, Irvine, California.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock
M. Ali Kharazmi(2) Chairman	7,751,892 shares	14.48	%(5)

M. Saeed Kharazmi(3) Director, Acting CFO	12,251,892 shares	22.88	%(6)
Steven Carlson, CEO(4)	457,453 shares	0.85	%(7)
All directors and named executive officers as a group (3 persons)	20,461,237 shares	38.21	%(8)

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Common stock beneficially owned by M. Ali Kharazmi includes (i) 958,860 shares of common stock issuable upon conversion of Series A Preferred Stock; (ii) 2,000,000 shares of common stock which the Company has agreed to issue to Mr. Kharazmi which have not yet been issued; (iii) 1,016,652 shares of common stock issuable upon exercise of a warrant issued to Mr. Kharazmi; and, (iv) 3,776,380 shares of common stock held of record. The number does not include any shares Mr. Kharazmi may be entitled to receive in the form of restricted stock units granted to him for 2,000,000 shares of the Company’s common stock as none of the units have vested.

(3)	Common stock beneficially owned by M. Saeed Kharazmi includes (i) 958,860 shares of common stock issuable upon conversion of Series A Preferred Stock; (ii) 1,032,116 shares of common stock issuable upon exercise of a warrant issued to Mr. Kharazmi; and (iii) 10,276,380 shares of common stock held of record. The number does not include any shares Mr. Kharazmi may be entitled to receive in the form of restricted stock units granted to him for 2,000,000 shares of the Company’s common stock as none of the units have vested.

(4)	Common stock beneficially owned by Mr. Carlson is limited to his right to acquire 5% of the outstanding shares of the Company. Said option vests ratably on a monthly basis starting on Mr. Carlson’s employment (July 2016) over 3-years. Mr. Carlson is vested with the right to acquire 457,453 shares over the next 60-days.

(5)	Percentage of common stock beneficially owned by M. Ali Kharazmi is calculated by dividing the total amount of common stock beneficially owned by him by 53,547,552, which includes 41,132,754 shares of common stock outstanding and committed to be issued; 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock; 958,860 shares of common stock issuable to M. Saeed Kharazmi upon conversion of Series A Preferred Stock; 2,000,000 shares of common stock to be issued to M. Ali Kharazmi; 2,033,304 shares of common stock to be issued upon exercise of warrants owned by M. Ali Kharazmi and M. Saeed Kharazmi; 457,453 shares issuable to Mr. Carlson upon exercise of options over the next 60-days; and 6,006,321 shares of common stock to be issued upon exercise of vested options and warrants.

(6)	Percentage of common stock beneficially owned by M. Saeed Kharazmi is calculated by dividing the total amount of common stock beneficially owned by him by 53,547,552, which includes 41,132,754 shares of common stock outstanding and committed to be issued; 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock; 958,860 shares of common stock issuable to M. Saeed Kharazmi upon conversion of Series A Preferred Stock; 2,000,000 shares of common stock to be issued to M. Ali Kharazmi; 2,033,304 shares of common stock to be issued upon exercise of warrants owned by M. Ali Kharazmi and M. Saeed Kharazmi; 457,453 shares issuable to Mr. Carlson upon exercise of options over the next 60-days; and 6,006,321 shares of common stock to be issued upon exercise of vested options and warrants.

(7)	Percentage of common stock beneficially owned by Steven Carlson is calculated by dividing the total amount of common stock beneficially owned by him by 53,547,552, which includes 41,132,754 shares of common stock outstanding and committed to be issued; 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock; 958,860 shares of common stock issuable to M. Saeed Kharazmi upon conversion of Series A Preferred Stock; 2,000,000 shares of common stock to be issued to M. Ali Kharazmi; 2,033,304 shares of common stock to be issued upon exercise of warrants owned by M. Ali Kharazmi and M. Saeed Kharazmi; 457,453 shares issuable to Mr. Carlson upon exercise of options over the next 60-days; and 6,006,321 shares of common stock to be issued upon exercise of vested options and warrants.

(8)	Percentage of common stock beneficially owned by all named executives is calculated by dividing the total amount of common stock beneficially owned by 53,547,552, which includes 41,132,754 shares of common stock outstanding and committed to be issued; 958,860 shares of common stock issuable to him upon conversion of Series A Preferred Stock; 958,860 shares of common stock issuable to M. Saeed Kharazmi upon conversion of Series A Preferred Stock; 2,000,000 shares of common stock to be issued to M. Ali Kharazmi; 2,033,304 shares of common stock to be issued upon exercise of warrants owned by M. Ali Kharazmi and M. Saeed Kharazmi; 457,453 shares issuable to Mr. Carlson upon exercise of options over the next 60-days; and 6,006,321 shares of common stock to be issued upon exercise of vested options and warrants.

Changes in Control. We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

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

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and Chairman of the Board:

Ali Kharazmi	Chairman of the Board and greater than 10% shareholder
Saeed Kharazmi	Acting Chief Financial Officer, Board Member and greater than 10% shareholder
Genetics Institute of Anti-Aging	Company with common ownership and management
Applied M.A.K. Enterprises, Inc. (“MAK”)	Company with common ownership and management
Advanced Surgical Partners, LLC (“ASP”)	Company with common ownership and management
Center for Weight Management & Plastic Surgery (“CWM”)	Company with common ownership and management
Center for Regenerative Science, LLC	Company with common ownership and management

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, as of December 31, 2015:

ASP	$70,890
MAK	-
CWM	34,000
Ali Kharazmi	25,641
Mohammad Saeed Kharazmi	2,405
Less amounts advanced to ASP and repaid in January 2016	(95,000)
Accounts payable - related parties	$37,936

The amount owed to ASP relates to legal and administrative services provided by ASP employees to our Company. Our Company temporarily advanced $95,000 to ASP prior to December 31, 2015 and was repaid in full prior to January 5, 2016. The amounts owed to Saeed Kharazmi at December 31, 2015 related to expense reimbursements incurred in the ordinary course of business. The amount owed to CWM relates to medical procedures provided to NuGene consultants as compensation for advertising and marketing services provided to NuGene. The amount owed to Ali Kharazmi and all amounts outstanding represent advances that bore no interest and were due on demand or expense reimbursements incurred in the ordinary course of business. Prior to the sale of the related party advances in November 2016, the amounts owed were as follows:

ASP	$226,188
CWM	34,000
Ali Kharazmi	91,175
Applied MAK	-
Mohammad Saeed Kharazmi	30,698
Less amounts advanced to ASP and repaid in January 2016	-
Accounts payable - related parties	$382,061

On November 7, 2016, the amounts owed to related parties totaling $382,061 were sold to two unrelated investors. The Company issued a note to each investor in the amount of $191,030 (see Note 6). The notes have an interest rate of 5% per annum and mature on the earlier of: (i) May 7, 2016; (ii) the date the Company raises a total of $2 million, subsequent to the issuance of these notes. The notes have a conversion feature under which the note holder can convert at any time at a conversion price of $0.40 per share.

As of December 31, 2016, the Company has no outstanding related party liabilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has appointed BPM LLP as our independent registered public accounting firm for the year ended December 31, 2016. Weinstein & CO. CPA was our independent registered public accounting firm for the year ended December 31, 2015. The following table shows the fees that were paid or accrued by us for audit and other services provided:

	2016	2015
Audit Fees (1)	$90,201	$25,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$90,201	$25,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements and the review of our quarterly condensed consolidated financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for consultation on accounting related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Neither BPM nor Weinstein & Co. CPA provided us with tax compliance, tax advice or tax planning services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report (Item 8). The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

2.1	Agreement and Plan of Merger dated December 26, 2014, among the Company, NG Acquisition, Inc. and NuGene Inc. +
3.1	Certificate of Amendment of Articles of Incorporation of the Registrant, (increase of authorized, new class of preferred). +
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, name change. +
4.1	Certificate of Designation of Series A Preferred Stock. +
10.1	Form of Lock Up Agreement-NuGene Shareholders+
10.2	Form of Lock Up/Leak Out Agreement- Stock Placement Investors+
10.3	License Agreement between the Registrant and kathy ireland Worldwide, Inc. +
10.4	Sublease Agreement between the Registrant and Advanced Surgical Partners, Inc. +
10.5	Form of Convertible Promissory Note. +
10.6	Business Transfer and Indemnity Agreement, dated December 29, 2014, between the Registrant and Dena Kurland. +
21.1	List of subsidiaries of the Registrant. *
31.1	Certification of Principal Executive Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of NuGene International, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Included herein.

+ Incorporated by reference to the registrant’s filing on a Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuGene International, Inc. (Registrant)

Date: April 10, 2017	By:	/s/ STEVEN CARLSON
Steve Carlson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Carlson	Chief Executive Officer, President	April 10, 2017

/s/ M. Saeed Kharazmi	Treasurer, Secretary, and Acting Chief Financial Officer	April 10, 2017

