Form 10-Q
period 2022-09-30
Livento Group, Inc.
filed 2022-11-18
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number: 000-56457

Livento Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3999052
(State of incorporation)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000, New York, NY 10004	++1(980)432-8241
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	None
Name of each exchange on which registered:	None

Securities registered under Section 12(g) of the Act:
Title of each class registered:	Common Stock, par value $0.0001
Name of each exchange on which registered:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer ☐ Accelerated filer ☐ non-accelerated filer

☒ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as September 30, 2022: 219,001,268

1/21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet As Of
September 30,2022 (Unaudited) and December 31,2021

	September 30, 2022	December 31,2021
ASSETS
Current Assets
Checking/Savings
Cash	105,757	0
Total Checking/Savings	$105,757	$0

Accounts Receivable	467,980	0

Other Current Assets
Other Accounts Receivable	0	0
Inventories	0	0
Total Other Current Assets	$0	$0

Total Current Assets	$573,738	$0

Long Term Assets
Long Term Investments	9,929,359	0
Property & Equipment	0	0
Goodwill	0	0
Intangible Assets	13,438,817	0
Other Assets		0
Deposits	0	0
Security Deposits Asse	0	0
Total Other Assets	$0	$0
Deferred Long Term Asset Charges	0	0
Accumulated Depreciation	(1,002,050)	0
Total Fixed Assets	$22,366,126	$0

TOTAL ASSETS	$22,939,864	$0

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	314,999	10,000
Credit Cards	0	0
Other Current Liabilities
Accounts Payable	184,440	0
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	$184,440	$0
Total Current Liabilities	$499,439	$10,000

Long Term Liabilities	$0	$0

Total Liabilities	$499,439	$10,000

Equity
Additional Paid in Capital	13,689,055	12,641,673
Capital Stock	0	0
Common stock, $0.0001 par value, 500,000,000 shares Authorized, 219,001,268 shares issued at 09/30/2022 and 765,895,613 shares issued at 12/31/2021	21,900	76,590
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	21,618,522	0
Preferred stock C, $0.0001 par value, 24,000,000 shares Authorized, and 1,204,426 shares issued, Preferred stock D, $0.01 par value, 1,000,000 shares Authorized, and 159,861 shares issued	1,719	0
Retained Earnings	(12,728,263)	(12,652,790)
Net Income	(162,509)	(75,473)
Total Equity	$22,440,425	$(10,000)

TOTAL LIABILITIES & EQUITY	$22,939,864	$(0)

The accompanying notes are an integral part of these condensed financial statement

2/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statement of Operations for
the three and nine months ended September 30, 2022 (Unaudited) and 2021

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
ORDINARY ICOME/EXPENSE
Income
Merchandise Sales	523,013	0	1,474,513	0
Sales Discounts	0	0	0	0
Total Income	$523,013	$0	$1,474,513	$0

Cost of Goods Sold
Merchant Account Fees	0	0	0	0
Professional fees RTS	109,556	0	296,117	0
Amortization RTS	352,050	0	1,002,050	0
Total COGS	$461,606	$0	$1,298,167	$0

Gross Profit	$61,407	$0	$176,346	$0

Expense
Advertising and Promotion	11,261	0	27,041	0
Automobile Expense	0	0	0	0
Bank Service Charges	0	0	0	0
Computer and Internet Expense	2,955	0	26,644	0
Depreciation Expense	0	0	0	0
Insurance Expense	0	0	0	0
Interest Expense	0	0	0	0
Janitorial Expense	0	0	0	0
Meals and Entertainment	0	0	0	0
Office Supplies	0	0	8,000	0
Payroll Expenses	0	0	0	0
Professional Fees	191,376	343	255,170	70,343
Rent Expense	0	0	22,000	0
Repairs and Maintenance	0	0	0	0
Telephone Expense	0	0	0	0
Uniforms	0	0	0	0
Utilities	0	0	0	0
Total Expense	$205,592	$343	$338,855	$70,343

Net Ordinary Income	$(144,185)	$(343)	$(162,509)	$(70,343)

Other Income/Expense
Other Income	0	0	0	0
Other Expense	0	0	0	0
Net Other Income	$0	$0	$0	$0

Net loss	$(144,185)	$(343)	$(162,509)	$(70,343)

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted	219,001,268	764,596,325	219,001,268	764,596,325

The accompanying notes are an integral part of these condensed financial statements.

3/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Loss for
the nine months ended September 30, 2022 (Unaudited) and 2021

	Nine Months ended September 30,
	2022	2021
Net loss	$(162,509)	$(70,343)
Other comprehensive income (loss):	0
Foreign currency translation adjustments	0
Other comprehensive income (loss)	0
Total comprehensive loss	$(162,509)	$(70,343)

The accompanying notes are an integral part of these condensed financial statements.

4/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity for
the three and nine months ended September 30, 2022 (Unaudited) and 2021

	Preferred Stock Shares		Common Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	1,917,720	192	759,254,155	75,925	12,641,673	(12,652,790)	65,000
Change in preferred shares	(1,909,620)	(191)					(191)
Change in ordinary shares			5,342,170	534			534
Change in Additional Paid in Capital					0		0
Change in Accumulated Deficit						0	0
Balance at September 30, 2021	8,100	1	764,596,325	76,459	12,641,673	(12,652,790)	65,343

	Preferred Stock Shares		Common Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	1,204,526	121	209,001,268	20,900	34,907,184	(12,728,263)	22,199,942
Change in preferred shares	159,861	1,599					1,599
Change in ordinary shares			10,000,000	1,000			1,000
Change in Additional Paid in Capital					400,393		400,393
Change in Accumulated Deficit						0	0
Balance at September 30, 2022	1,364,387	1,719	219,001,268	21,900	35,307,578	(12,728,263)	22,602,934

	Preferred Stock Shares		Common Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	100	0	765,895,613	76,589	12,641,673	(12,652,790)	65,472
Change in preferred shares	1,364,287	1,719					1,719
Change in ordinary shares			(546,894,345)	(54,689)			(54,689)
Change in Additional Paid in Capital					22,665,905		22,665,905
Change in Accumulated Deficit						(75,473)	(75,473)
Balance at September 30, 2022	1,364,387	1,719	219,001,268	21,900	35,307,578	(12,728,263)	22,602,934

	Preferred Stock Shares		Common Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	1,917,720	192	59,254,155	5,925	12,641,673	(12,647,790)	0
Change in preferred shares	(1,909,620)	(191)					(191)
Change in ordinary shares			705,342,170	70,534			70,534
Change in Additional Paid in Capital					0		0
Change in Accumulated Deficit						(5,000)	(5,000)
Balance at September 30, 2021	8,100	1	764,596,325	76,459	12,641,673	(12,652,790)	65,343

The accompanying notes are an integral part of these condensed financial statements.

5/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flow for
the nine months ended September 30, 2022 (Unaudited) and 2021

	Nine Months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	(162,509)	(70,343)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	630,570	0
Inventories	0	0
Accounts Payable	(624,973)	0
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Net cash provided by Operating Activities	$5,597	$0

INVESTING ACTIVITIES
Accumulated Depreciation	0	0
Furniture and Equipment	0	0
Property & Equipment	(987,014)	0
Deposits	0	0
Security Deposits Asset	0	0
Net cash provided by Investing Activities	$(987,014)	$0

FINANCING ACTIVITIES
Additional Paid in Capital	101,393	0
Capital Stock	0	0
Common Stock	0	0
Dividends Paid	0	0
Owner or member capital	500,000	0
Preferred Stock	1,599	0
Retained Earnings	0	0
Net cash provided by Financing Activities	$602,992	$0

Net cash increase for period	$(378,426)	$0

Cash at beginning of period	$484,183	$0

Cash at end of period	$105,757	$0

The accompanying notes are an integral part of these condensed financial statements.

6/21

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

We were incorporated in the State of Nevada on October 30, 2013, under the name “Bling Marketing, Inc.”. Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings, and pendants (“BMI Business”). We recognized a minimal number of sales from operations before the three months ending June 30, 2014 and were accordingly classified as a shell company. During the three-month ended June 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and, as a result, recognized sales revenue of $22,025 during the said period. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter that ended June 30, 2014.

On December 26, 2014, we entered into an Agreement and Plan of Merger (“Nugene Merger Agreement”) with NuGene Inc., a California corporation (“NuGene”). On December 29, 2014 (the “Closing Date”), we filed a certificate of merger in the State of California whereby our subsidiary, NG Acquisition Inc. (“Acquisition Sub”), merged with NuGene. As a result, NuGene, the surviving entity, became our wholly owned subsidiary. The transaction under the Nugene Merger Agreement was deemed to be a reverse merger, whereby the Company (the legal acquirer) is considered the accounting acquiree and NuGene is considered the accounting acquirer, and NuGene (the legal acquiree) is considered the accounting acquirer. The assets, liabilities, and operations of the acquired entity, NuGene, were brought forward at their book value, and no goodwill was recognized.

In connection with the NuGene Merger Agreement, we entered into a Business Transfer and Indemnity Agreement dated December 29, 2014 (the “Indemnity Agreement”) with our former Chief Executive Officer and Director, Dena Kurland providing for:

●	The transfer of our jewelry business operations existing on the date of the Indemnity Agreement (the “BMI Business”);
●	The assumption by Ms. Kurland of all liabilities of our Company and the indemnification by Ms. Kurland holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
●	The payment by NuGene to Ms. Kurland of $350,000 in cash; and
●	The surrender by Ms. Kurland of 15,000,000 shares (before giving effect to the Stock Split discussed below) (the “Indemnity Shares”) of our Company’s common stock representing 95% of the then outstanding common stock (all of which shares have been deemed cancelled by the Company).

Pursuant to the terms of the Nugene Merger Agreement, 26,052,760 shares of Company common stock and 1,917,720 Company a newly designated Series A Preferred Stock were issued to the former NuGene shareholders. The Series A Preferred Stock was: (i) initially convertible into common stock at a ratio of one to one, (ii) as long as there were a minimum of 900,000 shares of Series A Preferred Stock outstanding, the holders of the Series A Preferred Stock had the right to elect a majority of the board of directors and (iii) the holders of the Series A Preferred Stock, generally voting as a class with the holders of common stock, had for each share of Series A Preferred Stock three times the number of votes permitted to each share of common stock.

On December 26, 2014, our board of directors approved a 15.04 to one stock split (“Stock Split”) in the form of a stock dividend to holders of our common stock as of that date. To affect that board action, each recipient of the stock dividend would receive 14.04 additional shares of common stock for every share of common stock held.

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

In 2007 Nugene continued to focus on “age-defying” products utilizing peptide complexes (see further description below) and nano-encapsulation for absorption into the skin (see additional description below). We introduced a limited product line under the NuGene name and co-branded the products with an affiliated entity, Genetic Institute of Anti-Aging, Inc. (“GIAA”), which the Kharazmi owned. We utilized the services of a Korean-based contract manufacturer to supply our products. This product line (the “GIAA Line”) was based on peptides and did not utilize stem cells. We had very modest sales in 2007, with our sole customer GIAA, a related party.

In 2008 we stopped production of the GIAA Line, and sales were limited to selling the remaining inventory through medical offices and GIAA. With the GIAA Line discontinued, we spent the remainder of 2008 considering different formulations and methodologies for improved anti-aging products.

In 2009 and 2010, we had limited activity and minimal sales. Our sales were mainly overseas and limited to the remaining inventory of the GIAA Line. We continued to explore how we might advance our formulations and methodologies. We expended funds on research and development, carried out mainly by scientists engaged by the Company.

7/21

In 2011 our founders decided to use adult adipose human stem cells (undifferentiated cells found throughout the body that multiply by cell division to replenish dying cells and regenerate tissues) as the foundation of the formulation for its products. In 2011 the Company developed a proprietary process to extract human adult stem cells from fat cells that the Company then used in its customized NuGene line explicitly made for those client(s). Throughout 2011 we continued to provide autologous, or mature, fat-derived stem cells for use in clinical procedures utilizing this technology. Through this process, the Company refined its ability to culture adult human stem cells to render human-conditioned stem cell media at a proprietary concentration, a primary ingredient in the NuGene line of cosmeceuticals. The Company believes that this proprietary concentration, combined with our unique formulations, will provide NuGene with a significant competitive advantage.

In 2012 we completed our initial line of cosmeceutical products based on these adipose-derived stem cells. We branded this advanced skincare line solely under the NuGene name (the “NuGene Line”). We eliminated the unpleasant odor associated with stem cells by adding a fragrance with a very low incidence of allergic reaction. The packaging of this new product line bears no resemblance to the prior GIAA Line. We also manufactured the NuGene Line ourselves at a small laboratory facility that we leased from an affiliated entity owned by one of our founders.

Throughout 2013 we continued to expand the product offerings of the NuGene Line. The Company focused its stem cell work on surgical and orthopedic regeneration. These services were delivered to one client, which was an affiliated entity. Sales of the NuGene Line were limited as we were in an initial rollout and branding phase.

During 2014, we focused our efforts on transitioning to a cosmeceutical skincare business for mass distribution. With this transition and expanded attention to our consumer products, we sought to develop our marketing plan and distribution channels. By the end of 2014, we had wholesalers distributing products from the NuGene Line to medical offices and medical spas throughout the United States. December 31, 2014, we had about 50 locations selling our products. In addition to the NuGene Line, we generated revenues from an affiliate, Advanced Surgical Partners (“ASP”), which is also owned by our CEO and Chairman of the Board, Messrs. Ali and Mohammed Kharazmi, respectively. Revenues generated from ASP resulted from NuGene providing Plasma Rich Platelet and Stem Cell injections for orthopedic and plastic surgery procedures to ASP. We provided these products and services to ASP as we transitioned into commercializing our cosmeceutical product lines. We expect further to minimize these product sales and services to ASP in early 2015.

Our target customers primarily consisted of middle-aged men and women concerned with their aging skin and hair loss. Although our distributors were primarily west of the Mississippi River, our products were sold throughout the United States.

By 2017, our cosmeceutical skincare business had been discontinued as we could not obtain financing for operations on reasonable terms and became inactive. Our corporate charter was revoked in Nevada

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. See Litigation. In March 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC. Also in March 2022, David Stybr, our CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled. As a result of these transactions our current operations are the operations of Livento Group, LLC

Livento Group operations started in 2017 as the internal team spearheaded the development of financial management software based on artificial intelligence for investment entities. This software currently provides several clients with data processing and analytical services in the investment management sector. Management believes that this segment of our operations will provide meaningful revenue, but we can give no assurance that this will happen. The product is best described as an automated system that can analyze large quantities of data, focusing on selected parameters and predicting short-term future behavior within a specific portfolio of selected assets. The software chooses assets with the highest potential based on a set of specifications and properties, predicting short-term future behavior within a particular portfolio.

In 2020 the Company acquired land for a residential real estate development project, amounting to 4 million USD, with a completion target of late 2022. The property is being developed into 16 residential condominiums in a suburb of Prague in the Czech Republic, and all of the condominium units have signed purchase agreements totaling 12 million. The development cost was approximately 3 million USD. Accordingly, the gross profits from this project (not counting carrying costs) will be about 5 million USD. The Company had one more real estate project in the planning phase but planned to sell it and not develop the property further. The Company invested in a residential project total amount of around 825,000 USD and is currently looking for a buyer. We have had discussions with three potential buyers and expect to finalize a contract of sale by the end of 2022 but can give no assurances that this will occur or that any sale of this project will prove profitable. We do not have any further plans to engage in additional real estate development projects.

8/21

NOTE 2 – PRINCIPLIES OF CONSOLIDATION

These consolidated financial statements and related notes are presented by accounting principles generally accepted in the United States and are expressed in US dollars.

The basis of accounting differs in certain material aspects from that used for preparing the books of the Subsidiaries, which are prepared by the accounting principles and relevant financial regulations applicable to limited liabilities enterprises established in their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of the Subsidiaries to present them in conformity with U.S. GAAP.

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC and BOXO Productions Inc. as of September 30, 2022.

Subsidiary - The Group consolidated financial statements include the assets, liabilities, equity, revenue, expenses and cash flows of the Company. A subsidiary is an entity over which the Company has control. The Company controls an entity when the Company has power over the entity, is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. Assessment of control is based on the substance of the relationship between the Company and the entity and includes consideration of both existing voting rights and, if applicable, potential voting rights that are currently exercisable and convertible. The operating results of subsidiaries acquired are included in the consolidated financial statements from MONTH when control is acquired (typically the acquisition date). The operating results of subsidiaries that are divested during the period are included up to the date control ceased (typically the disposition date) and any difference between the fair value of the consideration received and the carrying value of a divested subsidiary is recognized in the consolidated income statements. Accounting policies of subsidiaries have been aligned with those of the Company where necessary.

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

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential of business failure.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the current year’s financial statement presentation. These reclassifications have no impact on net loss.

Inventories

The Company doesn’t have inventories as we work only as service provider.

Property and Equipment

Our property, plant, and equipment on September 30, 2022, consists of our software product Elisee, budgeted and planned real estate projects, and BOXO Productions projects.

Livento is finalizing the sale of 16 condominium units in a building in a suburb of Prague that was fully pre-sold in 2021. Livento finalizes sales to clients during period September-November 2022. Our internal team managed this project from land acquisition through project planning and realization. The project was financed by 65% by bank loans which will be repaid on the sale of the units. Accounts

Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

9/21

Revenue Recognition

The Company adopted ASC 606 requires using a new five-step model to recognize revenue from customer contracts. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any change to its revenue recognition processes.

The Company recognizes software service fees over time as performance obligations are satisfied over the life of the service, usually, with an average duration of one year. Payments received in advance from customers are recorded as “Deferred revenues.” Such advance payments received are non-refundable after the thirty days refund period.

The cost of revenue consists primarily of the outsourced information technology support service, internal employees, consultants, service charges for cloud computing, and related expenses, which are directly attributable to the revenues.

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on March 31, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $523,013 in the third quarter of 2022. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $118,805, deferred movie revenues $171,000 and $233,208 for real estate projects and management. The Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Real estate proceeded sales are shifter internally into BOXO productions division where diversification in multiple projects is securing long term stability of revenues for the Company.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies and real estate projects mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $461,606, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $205,592.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consist of consulting fees, direct labor and services associated with the development of Elisee functionality. Elisee research fees were calculated for $76,000 in third quarter of 2022.

Allowance for Doubtful Accounts

Our Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Company currently don’t have any doubtful accounts as its managing its receivables on time and as planned with clients.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

(b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

10/21

Loss on Issuance - The conversion features of the notes were bifurcated from the host instrument as its conversion terms were not indexed to the Company’s own stock. In addition, the warrants associated with the debt instruments were also treated as a free-standing derivative liability.

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

Common stock equivalents totaling, 219,001,268 and 765,895,613 as of September 30, 2022, and 2021, respectively, were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three and nine months ended September 30, 2022, and 2021 and therefore the effect would be anti-dilutive.

Recent Accounting Standards Updates

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company is in the process of evaluating the impact of this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

11/21

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 and interim periods in fiscal years beginning after December 31, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program
what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1,5 million per year and we expect from 2023 to produce USD 2,5 million as we can offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 4,212,200 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Development Projects

Acquisition of the assets e.g., name of the long-term asset	Real Estate Development Projects
what the asset is to be used for	It contains project plans, budgets, permits and zoning rights for large project in Europe, Czech Republic.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 1Q 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 3 million. Our sell process already started; we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	The cost to produce this asset is currently USD 2,757,700 and contains works of people and acquisition of initial project.

12/21

Managed Real Estate Projects

Acquisition of the assets e.g. name of the long-term asset	Managed Real Estate Projects
what the asset is to be used for	Asset with name “Tundra’ that is expressly large residential project we acquired as a company, and we are finalizing project works to sell this project in 1Q 2023.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 2 / 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 9 million. Our sell process already started; we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	The cost to produce this asset is currently USD 7,171,659 and contains works of people and acquisition of initial project.

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.
Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

As of the date of this report, we have not issued any debt securities. There is one outstanding variable rate note in the original principal amount of $120,000. Management believes that this note is null and void under applicable law and is considering litigation against the holder of the note. The note can substantially dilute the common stock if not resolved through litigation or settled.

The note was issued on 31st of October 2016 to Kodiak Capital Group LLC on April 28, 2017, with a 5% per annum stated interest rate. The note provides for interest, penalties, pre-payment penalties, and the right to convert substantially below the current market price of our stock. Management believes that the note would be considered criminally usurious under current New York law (the note states that it is to be governed by New York law).

13/21

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of September 30, 2022, the company issued a total 219,001,268 common shares with $0.0001 par value.

Preferred Shares

As of September 30, 2022, the company issued 3 classes of preference shares

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 24,000,000 shares Authorized, and 1,204,426 shares issued,
●	Preferred shares D, $0.01 par value, 1,000,000 shares Authorized, and 159,861 shares issued

Common Stock Options

None

Common Stock Warrants

On the 1st of July 2022, the company issued a total of 4 warrants to its employees, entitling them to purchase a total of 103,000 Preferred shares D for a total price of $103.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments

We occupy our sole corporate facilities at 17 State Street and Belehradska 22, Prague, Czech Republic, for approximately $4,500 per month (including common area maintenance). The lease includes annual increases in the monthly lease payments of approximately 3% each year.

At September 30, 2022, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2022	$54,000
2023	$56,000
2024	$59,000
2025	$61,000

Total	$230,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings.

NOTE 7 - SUBSEQUENT EVENTS

Management determined that there have been no events since September 30, 2022 that require footnote disclosure

14/21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. Information in this report contains “forward looking statements” which may be identified using forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, “believes”, “estimates”, “projects”, “targets”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Statements in this report concerning the following are forward looking statements: ·future financial and operating results;·our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;·the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;·expectations concerning market acceptance of our products;·current and future economic and political conditions;·overall industry and market trends;·management’s goals and plans for future operations; and other assumptions described in this report underlying or relating to any forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Unless otherwise noted, the terms the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of Livento Group, Inc. and our wholly owned subsidiaries, Livento Group LLC and Boxo Productions, Inc.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2022, and 2021

The following analysis of the results of operations for the three months ended September 30, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward- looking statements.

Revenues

Revenues generated during the three months ended September 30, 2022 totaled $523,013. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $118,805, deferred movie revenues $171,000 and $233,208 for real estate projects and management.

Most of the revenue for the quarter that ended September 30, 2022, was derived from software fees in the USA and Europe markets. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $461,606, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $109,556 and $352,050 as amortization of assets used to generate revenues. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $11,261 for the three months ended September 30, 2022. The use was mainly for online promotion.

15/21

Personnel

Not applicable.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $205,592 for the three months ended September 30, 2022 compared to approximately $343 for the three months ended September 30, 2021.

Research and development

Research and development consist of consulting fees, direct labor and services associated with the development of Elisee functionality. Elisee research fees were calculated for $76,000 in third quarter of 2022.

Professional fees

Professional fees totaled approximately $191,376 for the three months ended September 30, 2022 compared to approximately

$343 for the three months ended September 30, 2022.

Other income (expenses)

Comparison of nine months ended September 30, 2022 and 2021

Revenues

Revenues generated during the nine months ended September 30, 2022 totaled $1,474,513. These came from sales of Elisee and our management services to real estate projects. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $718,805, deferred movie revenues for developed parts $171,000 and $514,000 for real estate projects and management.

Most of the revenue for this period ended September 30, 2022, was derived from software fees in the USA and Europe markets. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients.

Cost of Revenues

For this period of nine months of 2022 ending 30th of September our costs of goods sold consist of Amortization of Intangible Assets in amount of $702,050, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $296,117. Total Cost of Revenues was $1,298,167. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $27,041for the nine months ended September 30, 2022. The use was mainly for online promotion.

Personnel

Not applicable.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $338,855 for the nine months ended September 30, 2022 compared to approximately $70,343 for the three months ended September 30, 2021.

Research and development

Research and development consist of consulting fees, direct labor and services associated with the development of Elisee functionality. Elisee research fees were calculated for $76,000 for the nine months ended September 30, 2022.

Professional fees

Professional fees totaled approximately $255,170 for the nine months ended September 30, 2022 compared to approximately $70,343 for the nine months ended September 30, 2022.

Other income (expenses)

Rent expense total for $22,000 for period of nine months ended September 30, 2022.

16/21

CAPITAL RESOURCES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure. Changes in internal control over financial reporting.

Based on their evaluation as of September 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

17/21

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, the Company is not engaged in any legal matters, and to confirm with the disclosure set forth in Note 8, the company currently doesn’t have any active legal proceedings.

Item 1A. Risk Factors.

An investment in the Company is highly speculative and involves a high degree of risk.

Risks Related to our Business

We have limited resources and We may not be able to raise additional capital as it is needed to fund our operations and planned increased investment levels.

We operated at a net income of $137,491for the period ended September 30, 2022, in addition to our cash resources, which were about $105,757on September 30, 2022, which are inadequate to execute our growth plans, but should allow us to operate at current levels. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the sale of our real estate assets to increase our participation as an investor in BOXO projects.

Cybersecurity

Our movie projects and Elisee software are stored online and thus are subject to potential thread of cybersecurity. We maintain data in clouds that are highly protected, and we use firewall and antivirus tools to keep data safe.

Financial liabilities

Our results are affected by the timing and occurrence of payments from our clients and in case they have financial difficulties we can face cash flow problems to pay our liabilities. Our management seeks to minimize this risk through close monitoring and relationship with our clients.

Our Last Real Estate Project Will Not be Completed by Us and May is not Sold and We may not Have Adequate Insurance

Projects in real estate can be influenced by market conditions and changes in demand or economic cycles that can cause either delay in sales of properties, changes in pricing, or both. We seek to minimize this risk through close monitoring of market conditions but can give no assurance that our efforts will be successful. In addition, real estate projects can subject us to liabilities related to any deficiencies in the project as constructed. We have utilized insurance to minimize those risks to our shareholders, but we cannot give any insurance that our insurance coverage will provide adequate protection in the event of a catastrophic failure at the project for which we are found liable.

BOXO’s Movie Production Requires Substantial Capital and Continued Participation from Many Parties.

BOXO’s production projects are capital intensive, frequently costing over $30 Million. Most of the required funds are provided by investors who invest in entities formed for a particular project. Until and unless investor funds are received, it is challenging to retain directors, actors, and others required for movie production. Management believes that the success or failure of each project can impact BOXO’s ability to raise funds for the next project timely. Suppose we were to have several consecutive projects on which investors did not realize hoped-for returns. In that case, raising funds for future projects that provide a reasonable return for the Company or on any terms might become significantly more challenging. Delays in raising capital may substantially and negatively affect BOXO’s results.

BOXO relies on personal relationships rather than written agreements.

The BOXO team has worked on many projects together over decades and we rely on these personal relationships rather than formal agreements to keep our team together. Accordingly, one or more of our key consultants may leave us at any time and this could adversely affect our ability to produce new movies.

The Software Development Market is Highly Competitive and Fragmented. The business software development market is highly competitive and includes many large and small competitors. While we have developed what we believe to be a unique platform that will prove commercially viable, however, there is no assurance that this will prove to be the case or that in the future, software developers working for our competitors will not expand upon or enhance our best features putting us at a competitive disadvantage.

Minority stockholders will likely not have a meaningful vote in corporate actions.

Our officers and directors own over all of our super-voting preferred stock. All future actions requiring shareholder approval and the election of our directors will be entirely in their control.

18/21

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage in legal, accounting, auditing, and other professional services. The engagement of such services is costly, and we are likely to incur losses that may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement, and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, in that case, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in a loss of the investor confidence and a decline in our share price.

We cannot assure you that our Common Stock will be listed on the OTCQB or any other stock exchange.

Our common stock is currently traded on the Pink Sheets under the symbol NUGN. Our goal is to become a fully reporting company, establish a market price above $1.00, and be included on the OTCQB or a higher exchange, if possible. However, we cannot assure you that we will be able to meet the initial listing standards of the OTCQB or any other stock exchange or quotation medium or that we will be able to maintain a listing of our Common Stock on any stock exchange. After the filing of this Form 10, we expect that our Common Stock would continue to be eligible to trade on the “pink sheets,” where our stockholders may find it more difficult to affect a transaction in our Common Stock or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria outlined in such rule, imposes various practice requirements on broker-dealers who sell securities governed by such rule to persons other than established customers and accredited investors. Consequently, such a rule may deter broker-dealers from recommending or effecting transactions in our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Risks Related to our Stockholders and Shares of Common Stock

We are currently controlled by our principal stockholders, who include our sole director and executive officers.

At present, David Stybr, our CEO, owns all 100 of the issued and outstanding shares of our super-voting preferred stock, which gives him 51% of the shareholder voting power of the Company. Consequently, he can affect total control of the operations of the Company and, even if additional shares of our Common Stock are sold, he will continue to have the ability to influence or control substantially in all matters submitted to stockholders for approval, including:

*	Electing our entire board of directors, which currently consists of only Mr. David Stybr and Mr. Justin Mathews;

*	Removing directors;

*	Amending our certificate of incorporation and bylaws;

*	Approving a business combination with an acquisition candidate; and

*	Adopting measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination of the Company.

This concentration of ownership and management by itself may impede a merger, consolidation, takeover, or other business consolidation or discourage a potential acquirer from making a tender offer for our Common Stock.

Our Common Stock will likely be considered a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is currently deemed “penny stock,” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information concerning transactions in such securities). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” generally refers to institutions with assets over $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, brokers/dealers are required to determine whether an investment in a penny stock is suitable for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or dispose of them. This could cause our stock price to decline.

19/21

We have never paid dividends on our Common Stock, but we plan to do so in the future.

We have never paid dividends on our Common Stock, but once the situation in Company allows that, we have this option as valid to discuss on the management level and approve it. We would be delighted to share success in our projects with our shareholders.

We are an “emerging growth company” under the JOBS Act of 2012. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We may take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of specific accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the extended transition period to comply with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in three years, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any year end.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more challenging to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we cannot raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

We are authorized to issue 24,000,000 shares of “blank check” preferred stock, with such rights, preferences, and privileges as may be determined from time to time by our board of directors. Less than two million of these shares have been designated, and approximately 22,000,000 shares of preferred stock are available for designation and issuance. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences, and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of the Company’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. Under certain circumstances, the preferred stock could also be utilized as a method for raising additional capital or discouraging, delaying, or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that the Company will not, under certain circumstances, issue shares of its preferred stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30th, 2022.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30th, 2022.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

EXHIBIT 21.1	List of subsidiaries of the Registrant

EXHIBIT 31.1	CERTIFICATIONS PURSUANT TO SECTION 302 OFTHE SARBANES-OXLEY ACT OF 2002 CERTIFICATION*

EXHIBIT 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

101.INS*	Inline XBRL Instance Document

101.INS*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

20/21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2022	David Stybr	/s/David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

21/21