Form 10-Q/A
period 2022-09-30
Livento Group, Inc.
filed 2022-11-22
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as September 30, 2022: 219,001,268

1/21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
(Unaudited)

	September 30, 2022	December 31,2021
ASSETS
Current Assets
Checking/Savings
Cash	105,757	0
Total Checking/Savings	$105,757	$0

Accounts Receivable	467,980	0

Other Current Assets
Other Accounts Receivable	0	0
Inventories	0	0
Total Other Current Assets	$0	$0

Total Current Assets	$573,738	$0

Long Term Assets
Long Term Investments	9,929,359	0
Property & Equipment	0	0
Goodwill	0	0
Intangible Assets	13,438,817	0
Other Assets		0
Deposits	0	0
Security Deposits Asse	0	0
Total Other Assets	$0	$0
Deferred Long Term Asset Charges	0	0
Accumulated Depreciation	(1,002,050)	0
Total Fixed Assets	$22,366,126	$0

TOTAL ASSETS	$22,939,864	$0

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	314,999	10,000
Credit Cards	0	0
Other Current Liabilities
Accounts Payable	184,440	0
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	$184,440	$0
Total Current Liabilities	$499,439	$10,000

Long Term Liabilities	$0	$0

Total Liabilities	$499,439	$10,000

Equity
Additional Paid in Capital	13,689,055	12,641,673
Capital Stock	0	0
Common stock, $0.0001 par value, 219,001,268 shares issued at 09/30/2022 (500,000,000 shares Authorized) and 765,895,613 shares issued at 12/31/2021 (800,000,000 shares Authorized)	21,900	76,590
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	21,618,522	0
Preferred stock C, $0.0001 par value, 24,000,000 shares Authorized, and 1,204,426 shares issued, Preferred stock D, $0.01 par value, 1,000,000 shares Authorized, and 159,861 shares issued	1,719	0
Retained Earnings	(12,728,263)	(12,652,790)
Net Income	(162,509)	(75,473)
Total Equity	$22,440,425	$(10,000)

TOTAL LIABILITIES & EQUITY	$22,939,864	$(0)

The accompanying notes are an integral part of these condensed financial statement

2/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations
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

Condensed Consolidated Statements of Comprehensive Loss

	Nine Months ended September 30,
	2022	2021
Net loss	$(162,509)	$(70,343)
Other comprehensive income (loss):	0
Foreign currency translation adjustments	0
Other comprehensive income (loss)	0
Total comprehensive loss	$(162,509)	$(70,343)

The accompanying notes are an integral part of these condensed financial statements.

4/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	1,917,720	192	759,254,155	75,925	12,641,673	(12,722,790)	(5,000)
Change in preferred shares	(1,909,620)	(191)					(191)
Change in ordinary shares			5,342,170	534			534
Change in Additional Paid in Capital					0		0
Change in Accumulated Deficit						(343)	(343)
Balance at September 30, 2021	8,100	1	764,596,325	76,459	12,641,673	(12,723,133)	(5,000)

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	1,204,526	121	209,001,268	20,900	34,907,184	(12,746,587)	22,181,618
Change in preferred shares	159,861	1,599					1,599
Change in ordinary shares			10,000,000	1,000			1,000
Change in Additional Paid in Capital					400,393		400,393
Change in Accumulated Deficit						(144,185)	(144,185)
Balance at September 30, 2022	1,364,387	1,719	219,001,268	21,900	35,307,578	(12,890,772)	22,440,425

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	100	0	765,895,613	76,589	12,641,673	(12,728,263)	(10,000)
Change in preferred shares	1,364,287	1,719					1,719
Change in ordinary shares			(546,894,345)	(54,689)			(54,689)
Change in Additional Paid in Capital					22,665,905		22,665,905
Change in Accumulated Deficit						(162,509)	(162,509)
Balance at September 30, 2022	1,364,387	1,719	219,001,268	21,900	35,307,578	(12,890,772)	22,440,425

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	1,917,720	192	59,254,155	5,925	12,641,673	(12,652,790)	(5,000)
Change in preferred shares	(1,909,620)	(191)					(191)
Change in ordinary shares			705,342,170	70,534			70,534
Change in Additional Paid in Capital					0		0
Change in Accumulated Deficit						(70,343)	(70,343)
Balance at September 30, 2021	8,100	1	764,596,325	76,459	12,641,673	(12,723,133)	(5,000)

The accompanying notes are an integral part of these condensed financial statements.

5/21

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

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

November 21, 2022	David Stybr	/s/David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

21/21