Form 10-K
period 2022-12-31
Livento Group, Inc.
filed 2023-03-31
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56457

LIVENTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3999052
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

17 State Street New York, New York	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (980)432-8241

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, par value $0.0001	NUGN	OTCPINK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $14,301,080 as of the last business day of the fiscal quarter ended December 31, 2022, based on the closing price $0.0630per share for the common stock on such date as traded on the OTCPINK.

As of December 31, 2022, the registrant had 227,001,268 shares of its common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties beyond our control. To discuss these risks, you should read this entire registration statement carefully, especially the risks discussed under the “Risk Factors” section. Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and additional information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1. Business.

Prior Operations

ORGANIZATIONAL HISTORY

We were incorporated in the State of Nevada on October 30, 2013, under the name “Bling Marketing, Inc.”. Until December 29, 2014, we were a wholesaler of jewelry, principally earrings, rings, and pendants (“BMI Business”). We recognized a minimal amount of sales from operations before the three months ending June 30, 2014, and were accordingly classified as a shell company. During the three-month ended June 30, 2014, we began working with several distributors to sell our jewelry products to retail outlets and, as a result, recognized sales revenue of $22,025 during the said period. On September 11, 2014, we filed a Current Report on Form 8-K indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act in light of our operations through the quarter that ended June 30, 2014.

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

By 2017, our cosmeceutical skincare business had been discontinued as we could not obtain financing for operations on reasonable terms and became inactive. Our corporate charter was revoked in Nevada.

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC. Also in March 2022, David Stybr, our CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled. As a result of these transactions our current operations are the operations of Livento Group, LLC.

David Stybr, CEO and Founder inserted the shares of Livento Group LLC into NuGene International, Inc. and received A class voting shares and 5 mil of C class shares.

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

Present Operations

The Company formed BOXO Productions, Inc., a Delaware corporation (“BOXO”), on June 17, 2022 as a wholly owned subsidiary. BOXO previously operated as a division of Livento that operated since 2020, where we meet with top film and movie producers. BOXO’s business model is strongly oriented toward the growing demand for content to fill cinemas after COVID19 and the expansion of online content distributors. BOXO Productions will hold all assets related to Company’s business in movies in the future and currently doesn’t employ any personnel. In most of its projects, BOXO is not primarily dependent on the movie’s success, as a distributor pays it before the film is finalized and receives a share of the revenue from cinemas’ box office and home sales. BOXO plans to produce up to 6 movies and 12 television productions during 2022. BOXO also intends to participate in other films based on management’s assessment of their potential success in cinemas already in the post-production phase. BOXO will focus on negotiating distribution agreements that provide for its sharing in the box office sales of these movies. Scripts are chosen by BOXO’s production team, which regularly receives offers from authors commonly involved in the film industry. BOXO may acquire movie or television rights in various stages of development. Less frequently, BOXO receives offers for participating in a project’s post-production phase. BOXO finances movies via internal resources, loans, and investors depending on the project’s state of development and the Company’s cash position.

During 2022 BOXO started production of three movies, Carnival of Killers, Wash Me in the River and Running Wild. These projects received an initial investment from Livento of USD 400,000 each. Two of these projects, Carnival of Killers and Running Wild are expected to enter the development stage of production competed in the summer of 2023 and filming and postproduction should end during 4Q 2024. The movie Wash Me in the River was released in Q4 of 2022.

We are in early stages of producing other movies that will be announced during Q1 or Q2 of 2023 once all the relevant agreements are finalized.

The team has been involved either as producers, executive producers, or agents over the years on the following movies, which have been aired both in theaters and streaming services such as Netflix, Prime Video, Paramount, and Disney Plus:

●	The Misfits; a 2021 Action/Thriller featuring Pierce Brosnan
●	Packaging of Ironman movie
●	Black Swan; a 2010 Drama/Thriller featuring Natalie Portman, Mila Kunis, Winona Ryder, and Vincent Cassel
●	Extremely Wicked, Shockingly Evil and Vile; a 2019 Crime/Drama featuring John Malkovich and Zac Efron
●	Marley & Me; a 2008 Comedy/Drama featuring Jennifer Aniston and Owen Wilson
●	The Last Full Measure; a 2019 War/Drama featuring Samuel L. Jackson and Ed Harris
●	Worth; a 2020 Drama featuring Michael Keaton and Stanley Tucci Jr.
●	American Traitor: The Trial of Axis Sally; a 2021 Drama that features Al Pacino
●	Best Sellers; a 2021 Drama/Comedy featuring Michael Caine and Cary Elwes

Currently, the Company’s primary focus is the activities of BOXO Productions. As previously mentioned, new movies and television productions are started monthly, with the target being six movies this year. The Company will use the proceeds of the condominium sales to fund the activity and operations of BOXO.

The BOXO team is comprised of three consultants that have been in the production business for last 20 – 30 years and has experience with large productions as the above-mentioned examples. They have together worked on approximately 300 movie projects over the years.

The Company does not plan to continue in its real estate activities, is finalizing its current projects, and will not pursue new opportunities in this segment. The last remaining project, Thunder, was a proposed 52-unit condominium apartment building in Prague. We had an option to purchase the parcel for the construction of the project but allowed the option to lapse. The parcel remains available and the project now which consists of budget, architectural drawings, and project plans. We will endeavor to sell the project hopefully during 2023 but can give no assurance that we will be successful in those efforts. Any buyer needs to secure the land and hire construction company to build the project. Any proceeds from the sale of this project will be added to our general working capital.

Trends in the Our Markets

Management believes that the entertainment industry is experiencing structural changes. COVID19 changed the movie distribution business and offered new business models and potential growth to participants who provide apps and streaming content directly to consumers through the Internet. Based on management’s analysis of recent market statistics and trends, we believe these models have become dominant trends in this market segment.

Management also believes that these trends will continue and that there is a large market for BOXO’s films and television productions. The movie production market has expanded significantly in the last two years and is likely to continue growing significantly in the coming years. Management has observed that online streaming platforms continually require new content, and an increased number of connected devices will likely result in more customers using these services. In the next few years, many developed and emerging nations will add new customers to the network.

The Company has internally developed software called “Elisee” that can capture large amounts of data and create predictive behavior based on client inputs that assist the client in establishing its investment portfolio. Successfully building an equity portfolio is not simple since one must consider the future of particular industries and the companies within them. Retail investors and Family Offices lack complex historical data, and this is where Elisee excels. This data has been acquired from Dow Jones and other public sources and dissected and analyzed. We believe in diversification but place more emphasis on those industries and companies with a more promising outlook based on guidance from Elisee. Management believes each potential customer’s financial situation and investment needs are unique. We see the constant shift of the world’s financial markets, real estate prices, CPI data, and effective portfolio management as the key to success.

Elisee, our software product, uses algorithms that read market data and neurological network abilities to determine the best path forward and make ongoing corrections over time. The main idea is based on reducing risk by investing in several assets. Investors should approach assets individually and carefully assemble them into their portfolios. When creating an optimal portfolio, Elisee constantly measures two factors. The first factor is a parameter expressing potential profitability, and the second parameter represents risk. It is necessary to consider the riskiness of the individual assets in the portfolio, their mutual covariance, or their mutual correlation to calculate the risk of the entire portfolio. Covariance expresses the extent to which two investment instruments move in the same direction at a specific time.

Our competitors are other A.I. database and algorithm programming companies delivering services to clients like banks and asset managers. Elisee is diversification tool.

The investor could create his portfolio from all the points in the picture. But only points E, N, and J form an admissible set suitable for the investor. This set is also bounded by the efficient frontier, characterized by the rational investor choosing only those portfolios that offer the maximum expected return for the specified amount of risk. And at the same time, he chooses a portfolio that provides him the minimum risk for the given amount of expected return. If the investor chooses point E, he can no longer create a better mix of stocks in his portfolio. If an investor establishes a portfolio from any combination lying on the efficient frontier, it will be the best possible portfolio combination in the given situation.

We identified this as a unique opportunity to support several companies with different needs and to aid them in their asset selection process. We developed our system that can read large amounts of data and run portfolio analyses on these assets, providing improved portfolio management and performance.

The system’s development commenced in early 2018, and the first version took one year of development and testing with various basic data sets. Currently, Livento has a team of three analysts who focus on the maintenance and further development of the system. We are continually developing and improving our software, making it more robust, stable, and capable of supporting an increased number of asset classes.

Key summary of points:

●	Elisee was developed and tested over four years.
●	Elisee has had a successful and profitable track record for three years.
●	Elisee can process 1 TB of data in 1 hour.
●	Elisee uses neurological network algorithms to determine and analyze large data portions.

Marketing Strategy

Our marketing strategy comprises the following components; social media (Twitter, LinkedIn, FB, etc.), PR and video communications, and a personal approach. The strategy differs based on the product offered. They may be described as follows:

Social media:

The BOXO brand is currently. We can rapidly, quickly, and reliantly inform all stakeholders about necessary and relevant news. We use promotional posts to gain company followers.

PR and video communications:

A professional IR agency was hired to write our PR communications, arrange interviews with Management, write articles, and introduce them via different channels to the media. Video interviews and conference attendance are also planned for more prominent investors’ involvement.

Personal approach:

Our software uses a direct and personal approach via different marketing channels, including social networks, industry liaisons, and articles in specialized magazines.

Employees

We currently have eleven employees and consultants. Three of our employees are specialized in Elisee development, three are engaged in Financial Management, and two are involved in administrative positions. The remaining employees are engaged in various management positions. We anticipate hiring additional employees or consultants over the next three months to support the growth of BOXO. None of our employees are covered by a collective bargaining agreement.

Competition

BOXO competes with other production companies focused on movies and online streaming platforms. Our main market advantage is direct contact via the producer team to top Hollywood icons, including well-known producers, directors, actors, and distribution companies that pay BOXO before the film is finalized.

The competition to our software is other software products performing similar functions. We differentiate ourselves in specializing and providing a proven track record in several specific market segments, where we can offer predictive behavior of assets with and without our decision-making process.

In all aspects of our business, we face competition from companies with more significant resources than we have, but we have gradually and consistently grown despite this.

We currently occupy space within serviced office suites in New York City and Prague in the Czech Republic. Since our employees and consultants work virtually, we believe this arrangement is adequate for us and allows us to operate at a very low cost. In the future, if we require more office space, we will acquire appropriate quarters within which to operate.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We currently occupy space within serviced office suites in New York City and Prague in the Czech Republic. Since our employees and consultants work virtually, we believe this arrangement is adequate for us and allows us to operate at a very low cost. In the future, if we require more office space, we will acquire appropriate quarters within which to operate.

Item 3. Legal Proceedings.

There is no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it. The Company is considering bringing litigation to resolve its possible liabilities under a variable rate convertible note which we believe is not legal under the New York law the note recites as governing. However, we have not commenced this litigation as of the date of this filing.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is included on the Pink Sheets under the Symbol NUGN and is currently quoted at $0.065 with active trading. There are approximately 69 holders of record of our common stock. Other holders have their stock deposited at brokers and their shares are in street name.

We have not paid any cash dividends to date, but should the company’s needs allow it, the Board of Directors intends to declare dividends from future earnings.

We have not authorized the issuance of securities under retirement, pension, profit sharing, stock option, or other equity compensation plans.

The reported closing price was $0.061on March 22, 2023  .

Period			High	Low
October 1, 2022	-	December 31, 2022	.120	.050
July 1, 2022	-	September 30, 2022	.198	.027
April 1, 2022	-	June 30, 2022	.200	.014
January 1, 2022	-	March 31, 2022	.065	.004
October 1, 2021	-	December 31, 2021	.048	.007
July 1, 2021	-	September 30, 2021	.045	.005
April 1, 2021	-	June 30, 2021	.023	.004
January 1, 2021	-	March 31, 2021	.018	.003
October 1, 2020	-	December 31, 2020	.008	.002
July 1, 2020	-	September 30, 2020	.019	.003
April 1, 2020	-	June 30, 2020	.037	.001
January 1, 2020	-	March 31, 2020	.003	.001

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We primarily engage in developing BOXO projects development where our business model consists of financing new movies or engaging in a stage before starting distribution. BOXO is paid once the distributor company comes into the project; thus, Livento can turn around the investment equity quickly.

AI product has current revenues from our clients in the form of fees for our services, and we invest part of these back into the product’s continuous upgrade. We provide our clients with analytical services where we use our software to deliver them requested portfolio setting, and we charge an initial data analysis fee if the client uses the results of our software regularly; we charge fees based on the size of assets he has under management and type of additional services he requires. We divide our prices based on the number of data sets that need to be analyzed.

BOXO production revenues will be reflected further this year as the first projects enter a revenue stage. BOXO projects are currently in differing stages of production.

Our current real estate project is in a revenue production phase as apartments are becoming subject to purchase contracts and sell.

Recent Developments

In Q1 2022, while the Convid-19 pandemic appeared to be ending, management decided to acquire Livento. We believe this strategy has secured investors and attention for BOXO’s efforts.

New movies are lined up every two weeks, and our producer team chooses the one with the highest added value for shareholders regarding current cash flow and potential movie effects.

Our AI product continues in normal development, where our internal team is providing services to several investment houses for portfolio optimization.

During end of 2022 we finalized the sale of the first part of our real estate project for amount $2,1 million which sales will continue during Q1 2023.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments, estimates, and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Basis of Presentation and Principles of Consolidation

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC and BOXO Production Inc as of December 31, 2022.

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

Functional and presentation currency

The accompanying consolidated financial statements are presented in the United States dollar (“USD”), the Company’s reporting currency.

Related parties

The Company adopted ASC 850, Related Party Disclosures, to identify related parties and disclose related party transactions.

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered a related party transaction when resources or obligations are transferred between related parties. Related parties may be individuals or corporate entities.

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

S/N	Type of services	Nature, Timing of satisfaction of performance obligation and significant payment terms		Revenue Recognition
1	Income from Elissee Software	Elisee involves in the business of analysis of data sets for DJIA and DAX indexes. The contracts for Elisee are generally for 12 months. The billing for Elisee is quarterly with 60 days collection period.

Revenue is recognized by the company not only when delivery note and invoice has been signed and confirmed by the customer, but at the end of each quarter over the 12 months period after service has been delivered to the customers.

When the company expects to be entitled to breakage (forfeiture of substandard services), the company recognizes the expected amount of breakage in proportion to the services provided versus the total expected network services to be provided. Any unexpected amounts of breakage are recognized when the unused value of network services expire

2	Management service income	The company rendered Management services to (Retinvest-AB, Thun Development Services and others) contains real estate development services mainly, but not limited to:		The company recognize revenue when the services have been provided

		-	budgeting

		-	contract check and preparation

		-	project works

		-	reporting and control of works

		-	analysis of available land opportunities acquisitions

Going Concern

The Company’s financial statements, as of December 31, 2022, are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has tried to establish an ongoing and stable source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated a net loss of $487,158 as of December 31, 2022. The cash balances as of December 31, 2022, were $24,159. These factors, among others, support the ability of the Company to continue to fulfill its targets.

However, management cannot assure that the Company will accomplish any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in prior filings, in press releases and in other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Managements’ Discussion of the year ended December 31 2020

During 2020, Livento Group LLC operated as development platform for its artificial intelligence software Elisee and real estate projects where as well revenue of $750,267 was invoiced for consulting and management services. We are providing strategical, project and administration services to several projects in Europe. Another $820,030 in revenues was share in real estate projects sales totaling revenues for 2020 to $1,570,297.

Costs were incurred mainly as professional fees in amount of $316,000 for people providing Elisee development and real estate projects consulting. Other costs was $88,000 for computer and server rent that was used for development of several projects in IT sector, one of them was as well Elisee. We are accounting for $267,000 as costs of goods sold that covered professional fees related to revenues.

Our long-term assets consisted of Elisee in amount of $3,320,030, real estate projects in amount of $236,700 and $5,045,789 and a movie project in amount $1,580,600.

Managements’ Discussion of the year ended December 31 2021

In 2021, Livento Group LLC moved more forward as well in movie projects and started to shift its position from real estate towards movies. We continued to develop Elisee platform for new clients in USA and our real estate projects started to being realized and developed. Our revenue consists from $525,000 invoiced for Elisee and $1,315,866 for real estate management.

Due to high growth of the company, our professional fees increased in line with our revenues to $574,009 and Elisee and other IT focused projects development took $334,500 for server and IT rent. We are accounting for $714,589 as costs of goods sold for Elisee and $345,000 for professional fees linked to consulting revenues. We as well officially had our first office that was in cost of $87,100.

Company ended in net loss of $214,879 that was caused mainly by amortization of Elisee software that we started fully used and sell in 2021. Without amortization, the financial result of the company would be profit of $499,710 which would be decrease compared to year 2020 but Company invested lot of revenues into movie projects and as well Elisee development in expectation of future revenue coming from these investments.

Our long term assets consisted of Elisee in amount of $5,032,230, real estate projects in amount of $2,757,700 and $9,171,659 and movie projects in amount $3,715,600.

Managements’ discussion of the periods ended 2022

Livento Group was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $1,966,202 during year 2022. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $ 1,066,000 and $900,202 for real estate projects and management services.

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,677,410, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $393,879. Most of the revenue for the quarter that ended December 31, 2022, was derived from software fees. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients. Our expenses were $482,347, mainly professional fees, contracted labor, cloud fees, servers, and legal expenses. We sold first part of our real estate project with $100,000 profit and we seek to continue in this trend as real estate sales attitude is getting better in European residential market in first quarter 2023.

Professional fees increased during this period as we hired services to develop Elisee and more people in administration regarding the process of getting change don’t with NuGene International, Inc. Compared to the previous period, we took larger office space to accommodate more people’s needs. All of the above resulted in a net operation loss of $487,158.

Because of inflation, increased costs of construction, and smaller profit margins, we are transferring our focus to BOXO and Elisee. BOXO is undertaking more projects and requires more investment than we can generate, and demand for Elisee is increasing due to current market volatility. We believe the capital generated from the disposal of our real estate properties will provide the required cash for these operations.

Assets

Name of the intangible asset	A&I machine learning program
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1,5 million per year and we expect from 2023 to produce USD 2,5 million as we are able to offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A & I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes the asset at 33.33% per annum using the straight method.
Amount expended on research.	Research expenses are currently USD 5,032,230 including initial acquisition of the asset and continues investments into data, consultants and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Development Projects

Name of the asset	Real Estate Development Projects
what the assets is to be used for	It contains project plans, budgets, permits and zoning rights for large project in Europe, Czech Republic.
Duration for the construction / completion of the assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 1Q 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 3 million. Our sell process already started, we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research	The cost to produce this asset is currently USD 2,757,700 and contains works of people and acquisition of initial project.

Managed Real Estate Projects

Name of the asset	Managed Real Estate Projects
what the assets is to be used for	Asset with name “Tundra’ that is expressly large residential project we acquired as a company and we are finalizing project works to sell this project in 1Q 2023.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 2Q / 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 9 million. Our sell process already started, we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research.	The cost to produce this asset is currently $ 9,171,659 and contains our efforts as well as and the acquisition of initial project. We already sold $2,000,000 with $100,000 profit so actual value is $7,171,659

Movie projects

Name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.
Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
How the assets is to be amortized

Pursuant to ASC 926-20-35, Livento Group, Inc amortizes capitalized movies cost when a movie is released, and it begins to recognize revenue from the film. These costs for an individual film are amortized and participation costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition, or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

Pursuant to ASC 926-20-50-2, Livento Group costs to produce this asset is currently $ 10,086,617 and contains works of people, licenses, and acquisition of initial project.

Amount expended on research	The cost to produce this asset is currently $ 10,086,617 and contains works of people, licenses and acquisition of initial project.

COVID-19 outbreak

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforce, and customers and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our company and the results of operations. It is not possible for us to predict the duration or magnitude of the adverse consequences of the outbreak and its effects on our business or the results of operations at this time.

Liquidity and Capital Resources.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

We had $24,159 cash on hand on December 31, 2022. This is adequate for our planned operations through the end of 2022. In addition, we anticipate approximately $2,150,000 in revenue from second sale process of our real estate assets to be received during 1Q 2023 and other receivables for Elisee and our management services in the amount of $489,910. To build the BOXO brand fully, the Company intends to rely on increased net income and cash inflow in the coming year. In addition, we also plan to receive additional investments for our business through private equity sales. However, we can give no assurance that we will realize the goals.

Our receivables are mainly due from clients using Elisee software as the clients were experiencing high market volatility and delayed several payments. The situation is resolving and management anticipates that all delayed payments should be done received during Q1 2023.

Our billing for Elisee is generally quarterly, with payment up to 60 days, thus creating a need for working capital.

Our contracts for Elisee are generally 24 months, providing stable revenue and cash flow. We are engaged in the production of three movies, where the first one should provide revenue during 1Q of 2023 and the others near the end of 2023. Our movie industry investments appear on our balance sheet as these are not costs but direct investments as we acquire intellectual property in target movie companies. Each movie is produced in separate company so risk of failure is mitigated for Livento as a holding company.

Our debt is mainly operational liabilities, including one $61,400 loan and payments for rent, professional fees, and marketing. We will pay these outstanding amounts as they come due and our receivables come in the company. The Loan is to be repaid in 1Q 2023, and we believe our cash flow will be sufficient to pay it.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guaranteed contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Seasonality

Management does not believe that our current business segment is seasonal to any material extent.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the years ended December 31, 2021 and December 31, 2022, we issued the following unregistered equity securities:

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g., for cash or debt conversion)-OR-Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.

04/05/2021	New	700 000 000	Common	Milan Hoffman	Services	Restricted	144
04/20/2021	Cancelled	- 2 328 000	Common	Milan Hoffman	Services	Restricted	144
04/20/2021	New	2 328 000	Common	Michael Kopstick	Services	Restricted	144
05/07/2021	Cancelled	- 10 500 000	Common	Milan Hoffman	Services	Restricted	144
05/07/2021	New	10 500 000	Common	Michael Kopstick	Services	Restricted	144
06/09/2021	Cancelled	- 2 000 000	Common	Milan Hoffman	Services	Restricted	144
06/09/2021	New	2 000 000	Common	James Cowland	Services	Restricted	144
06/17/2021	Cancelled	- 2 000 000	Common	Milan Hoffman	Services	Restricted	144
06/17/2021	New	2 000 000	Common	Paul Segura Jr.	Services	Restricted	144
07/02/2021	Cancelled	- 20 000 000	Common	Milan Hoffman	Services	Restricted	144
07/02/2021	New	20 000 000	Common	Frank J. Hariton	Services	Restricted	144
07/08/2021	Cancelled	- 37 800 000	Common	Milan Hoffman	Services	Restricted	144
07/08/2021	New	37 800 000	Common	Judah Aaron Sternhill	Services	Restricted	144
07/21/2021	Cancelled	- 10 000 000	Common	Milan Hoffman	Services	Restricted	144
07/23/2021	New	4 000 000	Common	Milan Hoffman	Services	Restricted	144
07/23/2021	New	958 860	Common	ALI KHARAZMI	Conversion from Preferred to Common	Restricted	144
07/23/2021	New	958 860	Common	SAEED KHARAZMI	Conversion from Preferred to Common	Restricted	144
08/13/2021	New	100	Preferred A	Milan Hoffman	Super Voting Stock	Restricted	144
08/13/2021	Cancelled	- 1 917 720	Preferred C	Milan Hoffman	Conversion from Preferred to Common	Restricted	144
08/17/2021	New	800 000	Common	Sandy Miles	Services	Restricted	144
08/17/2021	New	8 000	Preferred C	Sandy Miles	Services	Restricted	144
09/03/2021	New	6 399 416	Common	Eagle Equities LLC, Yanky Borenstein	Loan Settlement	Unrestricted
09/13/2021	New	2 225 034	Common	EMA Financial LLC, John Scholz	Loan Settlement	Unrestricted
10/05/2021	New	20 000	Preferred C	James Cowland	Services	Restricted	144
10/18/2021	New	333 333	Common	Sharni Brodesky	Purchase	Restricted	144
10/19/2021	New	333 333	Common	Dayna R. Shereck	Purchase	Restricted	144
11/17/2021	Cancelled	- 10 689 406	Common	Milan Hoffman	Cancellation	Restricted	144
11/17/2021	New	10 689 406	Common	Eagle Equities LLC,Yanky Borenstien	Loan Settlement	Unrestricted
11/18/2021	Cancelled	- 20 000 000	Common	Milan Hoffman	Cancellation	Restricted	144
11/18/2021	New	5 428 572	Common	Power Up Lending Group Ltd., Curt Kramer	Loan Settlement	Unrestricted
11/30/2021	New	8 285 583	Common	EMA Financial, Felicia Preston LLC	Loan Settlement	Unrestricted
12/02/2021	New	4 583 333	Common	Labrys Fund LP,TJ Silverman	Loan Settlement	Unrestricted
12/06/2021	New	6 160 000	Common	SBI Investments LLC, Jonathan Juchno	Loan Settlement	Unrestricted
12/06/2021	New	3 960 000	Common	Power Up Lending Group Ltd.,Curt Kramer	Loan Settlement	Restricted	144
12/07/2021	Cancelled	- 30 000 000	Common	Milan Hoffman	Cancellation	Restricted	144
12/13/2021	New	19 415 134	Common	Auctus Fund LLC, Lou Posner	Loan Settlement	Unrestricted
12/17/2021	Cancelled	- 8 000	Preferred C	Sandy Miles	Conversion from Preferred to Common	Restricted	144
12/17/2021	New	800 000	Common	Sandy Miles	Purchase	Restricted	144
12/17/2021	Cancelled	-20 000	Preferred C	James Cowland	Conversion from Preferred to Common	Restricted	144
12/17/2021	New	2 000 000	Common	James Cowland	Services	Restricted	144

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g., for cash or debt conversion)-OR-Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.

02/02/2022	New	15 691 925	Common	Adam R. Long, Puerto Rico, Oasis Capital LLC	Conversion of Note	Unrestricted
02/25/2022	Cancellation	- 58 682 594	Common	Milan Hoffman	Cancellation	Restricted	144
02/25/2022	New	586 826	Preferred C	Milan Hoffman	Services/payment	Restricted	144
02/28/2022	New	378 000	Preferred C	Judah A. Sternhill	Purchase	Restricted	144
02/28/2022	New	200 000	Preferred C	Frank J. Hariton	Services/payment	Restricted	144
02/28/2022	Cancellation	-500 000 000	Common	Milan Hoffman	Return to unissued authorized status	Restricted	144
02/28/2022	Cancellation	- 37 800 000	Common	Judah A. Sternhill	Purchase	Restricted	144
02/28/2022	Cancellation	- 20 000 000	Common	Frank J. Hariton	Services/payment	Restricted	144
03/01/2022	New	15 898 682	Common	Tiger Trout Capital LLC, Puerto Rico, Alan Masley	Conversion of Note	Unrestricted
03/03/2022	New	9 032 080	Common	Abra Prince	Conversion of Note	Unrestricted
03/11/2022	New	39 600	Preferred C	Eagle Equities LLC, Yanky Borenstein	Purchase	Restricted	144
03/14/2022	New	5 000 000	Preferred	David Štýbr	Control block	Restricted	144
03/23/2022	New	9 482 781	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
04/01/2022	New	9 482 781	Common	Sandy Miles	Conversion of Note	Unrestricted
06/21/2022	Cancellation	- 5 000 000	Preferred C	David Štýbr	Cancellation	Restricted	144
07/19/2022	New	10 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
07/19/2022	New	5 000	Preferred D	Milan Behro	Purchase	Restricted	144
07/25/2022	New	5 319	Preferred D	Kerberos Invest sro, Jan Zikmunda	Purchase	Restricted	144
08/05/2022	New	1 667	Preferred D	Cedric Herlinda Jan Francois	Purchase	Restricted	144
09/01/2022	New	141 250	Preferred D	West East Wind Ltd, Petr Horvath	rewards	Restricted	144
09/09/2022	New	5 000	Preferred D	Roman Kacin	Purchase	Restricted	144
09/14/2022	New	1 625	Preferred D	Jonathon Paul Tingle	Purchase	Restricted	144
10/20/2022	New	3 704	Preferred D	Samuel Lachlan Rose	Purchase	Restricted	144
10/27/2022	New	2 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
11/04/2022	New	4 025	Preferred D	James Conerly	Purchase	Restricted	144
11/09/2022	New	4 025	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
11/10/2022	New	1 646	Preferred D	Laura Kojamanian	Purchase	Restricted	144
11/11/2022	New	1 610	Preferred D	James D. Opfar	Purchase	Restricted	144
11/11/2022	New	1 610	Preferred D	Seth Rush	Purchase	Restricted	144
11/17/2022	New	2 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
11/17/2022	New	2 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
11/21/2022	New	3 317	Preferred D	Richard James Parker	Purchase	Restricted	144
11/28/2022	New	4 166	Preferred D	Richard James Parker	Purchase	Restricted	144
12/07/2022	New	4 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
12/21/2022	New	380	Preferred D	Michael Henriksen	rewards	Restricted	144
12/27/2022	New	25 000	Preferred D	Greg Weinberg	Purchase	Restricted	144

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

LIVENTO GROUP, INC

(Formerly Nugene International Inc.)

Report of Independent Registered Public Accounting Firm

To the Director and members of Livento Group, Inc

We have audited the accompanying balance sheets of Livento Group, Inc (the “Company”) as of December 31, 2022, and 2021 the related statements of operations, and cash flows, for each of the two years in the period ended December 31, 2022, and 2021, and the related notes collectively referred to as the “financial statements”.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of December 31, 2022, there are no critical audit matters to be communicated.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since November 2022.

March 23rd, 2023.

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2022	December 31, 2021
Current Assets:
Cash	24,159	484,183
Account receivables	489,910	-
Other current assets	121,460	-
Total Current Asset	635,529	484,183

Non-Current Assets
Long term investments	9,952,880	11,929,359
Intangible Assets (net)	12,726,847	8,033,241
	22,679,728	19,962,600
Total Assets	$23,315,257	$20,446,783

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	139,530	258,900
Co-Investments	3,046,017	-
Short term business loan	62,549	-
Total current liabilities	$3,248,096	$258,900

Stockholder’s Equity:
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 1,204,426 shares issued at 12/31/2022 and 24,000,000 shares authorized, 0 shares issued at 12/31/2021.	120	-

Preferred stock Class D $0.01 par value, 1,000,000 shares Authorized, and 211,344 issued at 12/31/2022 and 0 shares issued at 12/31/2021.	2,113	-

Common stock, $0.0001 par value, 500,000,000 shares Authorized, 227,001,268 shares issued at 12/31/2022 and 800,000,000 shares authorized, 765,895,613 shares issued at 12/31/2021.	22,700	76,590

Additional paid-in capital	32,493,023	32,074,932
Accumulated deficit	(12,450,797)	(11,963,639)
Stockholders’ Equity	$20,067,160	$20,187,883

Total Liabilities and Stockholder’s Equity	$23,315,257	$20,446,783

The accompanying notes are an integral part of these consolidated financial statements.

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenue	$1,966,202	$1,840,866
Cost of revenue	2,071,289	1,059,589
Gross Margin	(105,087)	781,277

General and Admin Expense	358,231	334,767
Professional Fee	120,750	574,009
Rent Expense	3,366	87,100
	482,347	995,876
Taxation	-	-
Loss from operations	(587,434)	(214,598)
Other Income / (Expense)	100,277	(281)
Net loss for the year	$(487,158)	$(214,879)

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common stock		Additional Paid in	Accumulated	Shareholder’s
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	Deficit	equity
Balance as of January 1, 2021	-	-	1,917,720	192	-	-	59,254,155	5,925	21,918,062	-11,748,760	10,175,419
New preferred Shares issued to take-over the company by former management	100	0	-	-	-	-	-	-	0	-	0
Common shares issued for services	-	-	-	-	-	-	634,110,594	63,411	-63,411	-	-
Series C Preferred Shares issued for services	-	-	28,000	3	-	-	-	-	-3	-	-
Conversion of Series C Preferred Shares to Common shares	-	-	-28,000	-3	-	-	28,00,000	280	-277	-	0
Conversion of Series C Preferred Shares to Common shares with specific condition	-	-	-1,917,720	-192	-	-	1,917,720	192	-	-	-
Loan Settlement	-	-	-	-	-	-	67,146,478	6,715	-6,715	-	-
Common shares settlement	-	-	-	-	-	-	666,666	67	-67	-	-
Changes in additional Paid in capital from other companies	-	-	-	-	-	-	-	-	10,227,343	-	10,227,343
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-214,879	-214,879
Balance as of December 31, 2021	100	0	-	-	-	-	765,895,613	76,590	32,074,932	-11,963,639	20,187,883

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common stock		Additional Paid in	Accumulated	Shareholder’s
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	Deficit	equity
Balance as of January 1, 2022	100	0	-	-	-	-	765,895,613	76,590	32,074,932	-11,963,639	20,187,883
Conversion of Note	-	-	-	-	-	-	77,588,249	7,759	-7,759		-
Issuance of Series C Preferred Shares to David Stybr and their cancelation	-	-	-	-	-	-	-	-	-	-	-
Series D Preferred Shares issued for services	-	-	-	-	141,630	1416	-	-	-1,416	-	-
Sales of Series D Preferred Shares	-	-	-	-	69,714	697	-	-	365,738	-	366,435
Cancelation of Common shares and their transformation to Series C Preferred Shares	-	-	1,164,826	116	-	-	-116,482,594	-11,648	11,532	-	0
Cancelation of Common shares by former director	-	-	-	-	-	-	-500,000,000	-50,000	50,000	-	-
Sales of Series C Preferred Shares	-	-	39,600	4	-	-	-	-	-4	-	-0
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-487,158	-487,158
Balance as of December 31, 2022	100	0	1,204,426	120	211,344	2,113	227,001,268	22,700	32,493,023	-12,450,797	20,067,160

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2022	For the Year Ended December 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,158)	$(214,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,677,410	714,589
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(178,281)	248,900
Account and other receivables	(489,910)
Net Cash Used in Operating Activities	522,061	748,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets	(6,371,017)	(3,847,200)
Disposal of movies project	-	-
Long term Investments	1,976,479	(6,646,870)
Net Cash Used in Investing Activities	(4,394,538)	(10,494,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Co-Investment	3,046,017	-
Preferred stock	2,234	(192)
Common stock issued	(53,889)	70,664
Additional Paid in capital	418,091	10,156,871
Net Cash Provided by Financing Activities	3,412,452	10,227,343

NET INCREASE IN CASH	(460,024)	481,883

CASH AT BEGINNING OF YEAR	484,183	2,300
CASH AT END OF YEAR	$24,159	$484,183

The accompanying notes are an integral part of these financial statements.

LIVENTO GROUP, INC

Notes to Consolidated Financial Statements

December 31, 2022, sand 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nugene International, Inc (formerly Bling Marketing) was incorporated in Nevada. On March 24, 2022, Livento Group LLC announced the acquisition of NUGN and confirmed a change in its business model, redirecting its focus to Livento’s three primary sectors: real estate finance & development, artificial intelligence, machine learning technology, and film and television production.

Livento Group LLC was acquired by Nugene International Inc, and the transaction was accounted for on a historical cost basis of Nugene International Inc i.e. (Ultimate Parent Basis). The Members capital of Livento Group LLC was recorded in the Additional paid in capital of Nugene International Inc.

Livento Group LLC was incorporated on 01/10/2020 in Delaware, USA. The business purpose of the company is management and business holding company for real estate and artificial intelligence services. Its focus in real estate is on residential development in Czech Republic and in artificial intelligence development of portfolio software used by asset managers to determine best mix of stocks from selected index.

Change in Control

Nugene International Inc. issued its 100 units of class A preference shares delivering 51% control and 5,000,000 units of Class C preference shares in acquisition of all the identifiable assets and Liabilities of Livento Group LLC.

The company’s registered office is located in the State of Delaware, 19 Holly Cove Ln., City of Dover, Kent, 19901, Head office on 17 State Street, Suite 4000, New York, NY, 10004.

The Company’s founder and director is David Stybr

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of Nugene International, Inc and Livento Group, LLC, and BOXO Production Inc. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in its accounts. Management believes the Company is not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, and 2022 there is $484,183 and $24,159 in cash equivalent.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write- off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $0 and $0 as of December 31, 2022, and December 31, 2021, respectively.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022 and 2021.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

S/N	Type of services	Nature, Timing of satisfaction of performance obligation and significant payment terms	Revenue Registration
1	Income from Elissee Software	Elisee involves in the business of analysis of data sets for DJIA and DAX indexes. The contracts for Elisee are generally for 12 months. The billing for Elisee is quarterly with 60 days collection period.

Revenue is recognized by the company not only when delivery note and invoice has been signed and confirmed by the customer, but at the end of each quarter over the 12 months period after service has been delivered to the customers.

When the company expects to be entitled to breakage (forfeiture of substandard services), the company recognizes the expected amount of breakage in proportion to the services provided versus the total expected network services to be provided. Any unexpected amounts of breakage are recognized when the unused value of network services expire

2	Management service income

The company rendered Management services to (Retinvest-AB, Thun Development Services) contains real estate development services mainly, but not limited to: - budgeting

- contract check and preparation

-project works

- reporting and control of works

- analysis of available land opportunities acquisitions

The company recognize revenue when the services have been provided

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recently Issued Accounting Pronouncements

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

NOTE 3 – PREFERRED STOCK AND STOCKHOLDERS DEFICIT

Amendments to Articles of Incorporation

On September 6th, 2022, the Company amended its Articles of Incorporation giving its Board of Directors the power to issue up to 500,000,000 shares of Common Stock, and to fix the rights, preferences and privileges of each class of common stock so created. No shareholder approval is required in connection with the creation of classes of preferred stock under this authority and the setting of the rights, preferences, and privileges of such shares. The Board of Directors acted to create new series of preferred shares, Series D Preferred Stock.

Series C Preferred Stock

On December 31, 2022, Livento Group, Inc had total 1,204,426 shares of our Series C Preferred Shares. The Series C Preferred Shares have preference in liquidation and are convertible into common shares. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2022, the Company issued 211,344 Series D preferred shares from 1 million (1,000,000) shares authorized. The par value is $0.01 per share.

NOTE 4– INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

NOTE 5 – COMMON-CONTROL TRANSACTION - ASC 805-50

Livento Group, LLC Transfer 100% of its shares to Nugene International Inc in exchange of A class voting shares and C class shares, of net assets, this was an exchange of equity interests between entities under the control of the same parent.

Nugene International Inc, recognize the net assets received at historical carrying amounts, as reflected in the parent’s financial statements of Livento Group, LLC.

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. On March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC. Also in March 2022, David Stybr, our CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled. As a result of these transactions our current operations are the operations of Livento Group, LLC.

David Stybr, CEO and Founder inserted the shares of Livento Group LLC into NuGene International, Inc. and received A class voting shares and 5 mil of C class shares.

Concentration of Revenues

Livento Group, Inc. & Livento Group LLC

Profit & Loss Prev. Years Comparison

Accrual Basis

As of December 31, 2022, December 31, 2021, and December 31, 2020

	Dec 30, 2022	Dec 31, 2021	Dec 31, 2020
Ordinary Income/Expense
Income
Revenues	1,966,202	1,840,866	1,570,297
Sales Discounts	0	0	0
Total Income	1,966,202	1,840,866	1,570,297

Cost of Goods Sold
Merchant Account Fees	0	0	0
Professional fees RTS	393,879	345,000	267,000
Amortization RTS	1,677,410	714,589	0
Total COGS	2,071,289	1,059,589	267,000

Gross Profit	-105,087	781,277	1,303,297

Expense
Advertising & marketing	55,112	0	0
Computer and Internet Expenses	0	334,500	88,000
Bank Charges	1,048	267	267
Commissions & fees	15,292	0	0
Contract labor	129,467	0	0
Contractors	5,500	0	0
General business expenses	33,073	0	0
Interest paid	21,954	0	0
Legal & accounting services	55,272	0	0
Professional Fees	120,750	574,009	316,000
Office expenses	2,421	0	0
Payroll expenses	42,000	0	0
Rent	3,366	87,100	0
Travel	7,093	0	0
Uncategorized Expense	0	0	0
Total Expense	482,347	995,876	404,267

Net Ordinary Income	-587,434	-214,598	899,030

Other Income/Expense
Other Income	100,277	0	0
Other Expense	0	281	0
Net Other Income	100,277	-281	0

Net Income	-487,158	-214,879	899,030

NOTE 6 – LONG TERM INVESTMENTS

Long-term investments for movies are $10,086,617 and was accounted for, using accounting policy for Revenue Recognition, ASC 606 five step model.

Managed Real Estate Projects

Name of the asset	Managed Real Estate Projects
what the assets is to be used for	Asset with name “Tundra’ that is expressly large residential project we acquired as a company, and we are finalizing project works to sell this project in 1Q 2023.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 2Q / 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 9 million. Our sell process already started, we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research.	The cost to produce this asset is currently US$9,171,659 and contains works of people and acquisition of initial project. Company already sold $2,000,000 with $100,000 profit so actual value is US$7,171,659

Acquisition of Long-Term Investment - Real Estate Projects
Date	Note	Amount
03/10/2020	Long-term investments: Real Estate Projects	5,045,789
10/07/2021	Long-term investments: Real Estate Projects	4,125,870
09/06/2022	Sales of Part of investment	-2,000,000
TOTAL		7,171,659

Development Projects

Name of the asset	Real Estate Development Projects
what the assets is to be used for	It contains project plans, budgets, permits and zoning rights for large project in Europe, Czech Republic.
Duration for the construction / completion of the assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 1Q 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 3 million. Our sell process already started, we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research	The cost to produce this asset is currently USD 2,757,700 and contains works of people and acquisition of initial project.

Acquisition of Long-Term Investment - Real Estate Projects
Date	Note	Amount
07/09/2020	Long-term investments: Dev Project Resi Duke	236,700
03/09/2021	Long-term investments: Dev Project Resi Duke	1,467,000
09/09/2021	Long-term investments: Dev Project Resi Duke	1,054,000
TOTAL		2,757,700

Cost Capitalization

The cost of Real Estate includes the purchase price of the property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project cost incurred during the period of development.

ASC 970 Real Estate - General

The costs of Real Estate Projects include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy or sale upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Real Estate Held for Sale

The Company considers Real Estate to be assets held for sale when (1) management commits to a plan to sell the Real Estate; (2) the Real Estate will be available for sale in its present condition and (3) the Real Estate will be marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a Real Estate as an asset held for sale, we record the Real Estate’s value at the lower of its’ carrying value or its estimated net realizable value.

Real Estate Projects

Real Estate are stated at cost. Depreciation is provided using the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings will have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at fair value at date of acquisition.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Results for reporting periods beginning after December 31, 2021, are presented under Topic 606.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

The Company reviewed all agreements at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings on December 31, 2021. Considering there was no revenue in prior periods, the adoption of the new revenue recognition guidance had no transition impact.

The Company determines revenue recognition through the following steps:

●	identification of the agreement, or agreements, with a buyer and/or investor;
●	identification of the performance obligations in the agreement for the sale of lots including delivering title to the property being acquired from ILA;
●	determination of the transaction price;
●	allocation of the transaction price to the lots purchased when issued with equity or warrants to purchase equity in the Company; and
●	recognition of revenue when, or as, we satisfy a performance obligation such as delivering title to lots purchased.

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of lot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay, however collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as the single performance obligation.

The implementation of ASC 606, have a material impact of US$7,171,659 on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets. Generally, the Company’s sales of its real estate properties would be considered a sale of a nonfinancial asset as defined. Under ASC 610-20, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the twelve months ended December 31, 2022, and 2021, the Company has US$2,000,000 in revenue from the sale of real estate properties. As a result of the adoption of ASU 610-20, there was an impact to the Company’s consolidated financial statements.

NOTE 7 – INTANGIBLE ASSETS

These Intangible Assets are in the form of Movies and A&I Machine learning programs, acquired by Licensing agreements and other costs for development from August 25th, 2020 to December 31st, 2022. The accounting policy used for Revenue Recognition is ASC 606 five step model. The details below are the license terms of the movies and A&I machine learning program.

Movie projects

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

Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
How the assets are to be amortized	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.
Amount expended on research	The cost to produce this asset is currently USD 10,086,617 and contains works of people, licenses, and acquisition of initial project.

Acquisition of Intangible Asset - Movies
Date	Note	Amount
08/25/2020	Script Carnival Killers acquisition	1,050,600
09/10/2020	Script writers Carnival	530,000
08/24/2021	Script writers Carnival	1,660,000
11/11/2021	Producer fees	475,000
03/05/2022	Running Wild works	205,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
07/18/2022	Carnival Killers works	40,000
07/18/2022	Kids Movie 1	100,000
09/14/2022	Kids Movie 1 script	525,000
09/14/2022	Movie X script	525,000
09/14/2022	Producers works Movie BR	525,000
09/14/2022	Movie X script writers	525,000
09/25/2022	TV Series	2,916,017
10/13/2022	Producer Works Script	30,000
10/19/2022	Movie X script writers	600,000
11/10/2022	Producer Work Movie BR	30,000
11/28/2022	R. U. ROBOT S.R.O. Savage	100,000
12/09/2022	Director Work Movie BR	30,000
12/23/2022	Director Work Movie BR	20,000
12/29/2022	Kids Movie 1 script	50,000
TOTAL		10,086,617

A&I machine learning program - Elisee

Name of the intangible asset	A&I machine learning program – Elisee
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1.5 million per year and we expect from 2023 to produce USD 2.5 million as we are able to offer upgraded version to more clients.

Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A&I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.

Pursuant to ASC 926-20-35, Livento Group, LLC amortizes capitalized movies cost when a movie is released, and it begins to recognize revenue from the film. These costs for an individual film are amortized and participation costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

The Company reviewed all agreements at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings on December 31, 2021. Considering there was no revenue in prior periods, the adoption of the new revenue recognition guidance had no transition impact.

The Company determines revenue recognition through the following steps:

●	identification of the agreement, or agreements, with a buyer and/or investor;
●	identification of the performance obligations in the agreement for the sale of lots including delivering title to the property being acquired from ILA;
●	determination of the transaction price;
●	allocation of the transaction price to the lots purchased when issued with equity or warrants to purchase equity in the Company; and
●	recognition of revenue when, or as, we satisfy a performance obligation such as delivering title to lots purchased.

Research expenses are currently USD 5,032,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Acquisition of Intangible Asset – Elisee
Date	Note	Amount
01/10/2020	Elisee System Development	2,500,000
03/25/2020	Elisee System Development	70,030
06/30/2020	Elisee System Development	240,000
09/30/2020	Elisee System Development	260,000
12/31/2020	Elisee System Development	250,000
06/30/2021	Database of stock for analysis 2q	60,000
06/30/2021	DEBIT PAYMENT TO ICONIC LABS PLC ref 1368435	295,000
11/25/2021	Database of stock for analysis 3q	107,200
12/31/2021	Elisee System Development	1,250,000
TOTAL		5,032,230

Amortization of Intangible Asset – Elisee
Date	Note	Amount
06/30/2021	Amortization	102,084
09/30/2021	Amortization	306,253
12/31/2021	Amortization	306,253
TOTAL		714,589

Date	Note	Amount
03/31/2022	Amortization	419,353
06/30/2022	Amortization	419,353
09/30/2022	Amortization	419,353
12/31/2022	Amortization	419,353
TOTAL		1,677,410

Net value of Intangible Asset - A&I machine learning program		2,640,231

Pursuant to ASC 926-20-50-1, Livento Group, LLC disclose its methods of accounting for film costs, including, but not limited to, the following: The method(s) used in computing amortization.

The method used for the accounting of movie cost for Revenue Recognition, is ASC 606 five step model.

The Company determines revenue recognition through the following steps:

●	identification of the agreement, or agreements, with a buyer and/or investor;
●	identification of the performance obligations in the agreement for the sale of lots including delivering title to the property being acquired from ILA;
●	determination of the transaction price;
●	allocation of the transaction price to the lots purchased when issued with equity or warrants to purchase equity in the Company; and
●

recognition of revenue when, or as, we satisfy a performance obligation such as delivering title to lots purchased.

Pursuant to ASC 926-20-35, Livento Group, LLC amortizes capitalized movies cost when a movie is released, and it begins to recognize revenue from the film. These costs for an individual film are amortized and participation costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film. Ultimate revenue includes estimates unlimited period following the date of initial release of the movies.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but the financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited consolidated financial statements and identify the understated.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The recording of transactions function is maintained by a third-party consulting firm whereas authorization and custody remains under the Company’s Chief Executive Officer’s responsibility. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer.

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2021, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) lack of communication between management and external accounting personnel. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2021.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors, result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures: we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the authorization of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Lastly, we will improve channels of communication between management and accounting through regularly scheduled monthly meetings. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and additional information concerning them are as follows:

Name	AGE	Position(s)	Holds shares
David Stybr	39	President and Chief Executive Officer and a Director	100 Series A Preferred stock

Justin Mathews	49	VP Investor Relations and a Director	N/A

David Zich	27	Treasurer and Secretary	N/A

Bryon Jackson, MBA	41	Chief Financial Manager	N/A

Michal Zelezny	50	Director	N/A

Simon Sandoval	49	Director	N/A

David Stybr

David Štýbr has been the CEO of Livento Group since 2015 and is the founder of BOXO. He manages the Company’s business operations, projects, and team. Štýbr’s previous roles include being the CEO of OTT Ventures, a venture capital company, from 2018 to 2021, the various executive positions at CPI Property Group, and its affiliate CPI Byty, a real estate manager and operator, from 2015 to 2018.

Justin Mathews

Justin Mathews has been VP Investor Relations and a Director of Livento Group and its subsidiary BOXO since 2020. He is responsible for identifying, building, and maintaining relationships with the private investor community. He also sources investment opportunities and creates and maintains relationships with the Company’s partners. Previously, Mathews held various roles at Morgan & Banks Australia, TMP Worldwide (now TMP Worldwide Advertising & Communications LLC), and IMSG PLC, from 2011 till 2018, and from 2018 to the present has been the principal and founder of Human Capital Advisory Group, a provider of HR services.

David Zich

David Zich has been the Secretary and Treasurer of the Company and BOXO 2022. He is responsible for the Company’s operational management activities, including change management, internal and external communication, human resources, and strategic metrics. Before his current role, Zich was a key account manager and later a sales manager at a hospitality timeshare company from 2018 to 2022 and a project manager at Euro Dot from 2020 to 2022.

Bryon Jackson, MBA

Mr. Jackson was appointed our Chief Financial Manager in December 2022. Mr Jackson was independent consultant for years 2015 – 2022. During last 5 years, Mr Jackson is consultant working for companies listed on OTC markets and NASDAQ to provide leadership and support in the accurate and timely preparation, review and filings of all SEC external financial reports such as: Forms 10-K, 10-Q, Proxy and 8-Ks; investor-reporting related items and Regulatory Reports; FFIEC Call Report 041 Report of Condition and Income; Federal Reserve FR Y-9C Consolidated Financial Statements for Holding Companies, FR Y-9LP Parent Company Only Financial Statements for Large Holding Companies, FR Y-10 Report of Changes in Organizational Structure; CCAR 14Q/M/A, FR2052A, 6G, FRY-7 to 11, TICs, FFIEC009/002, FR2900 all and other regulatory reports as required.

Simon Sandoval

Was appointed to our board on 1th of May, 2022 and is a cross border project and corporate finance consulting specialist focused on helping businesses solve the complex challenges facing their projects today. He is private finance specialist with merchant banking, private equity and M&A experience across several continents. He worked on real estate and venture capital transactions throughout Europe, Latin America and parts of Africa and Asia as well, from large infrastructure projects to more targeted niche work such as advising emerging fund managers on institutional investor campaigns outside of the US.

Mr Sandoval has been an independent consultant since 2011.

Michal Zelezny

Was appointed to our board on 1th of May, 2022 and has 20 years of experience in residential development and real estate projects. He worked on projects in a operational management, tenders, construction process control and development process. Last ten years he as been CEO of Facebrick sro, a company selling brick and providing real estate construction works in Czech republic and other European countries and as an independent consultant to real estate businesses in the Czech republic.

During the past five years, there have been no events under any bankruptcy act, no criminal proceedings, and no judgments, injunctions, orders, or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter, or control person of the Company, including any allegations (not subsequently reversed, suspended or vacated), permanent or temporary injunction, or any other order of any federal or state authority or self-regulatory organization, relating to activities in any phase of the securities, commodities, banking, savings, and loan, or insurance businesses in connection with the purchase or sale of any security or commodity, or involving mail or wire fraud in any business.

There are no family relationships among our officers and directors.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. Our board has two independent directors, Mr. Sanoval and Mr. Zelezny. The Board has not yet established any committees. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and our director of the corporation. All material communications from stockholders are relayed to our board.

Role in Risk Oversight

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

We became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“34 Act”) on August 19, 2022, which is 60 days from the filing of our Form 10. Our officers and director were delinquent in filling of their initial Form 3 reports in part due to the difficulties in filing such reports for persons in the Czech Republic, but we have confirmed that no trades in violation of Section 16(b) were made by any such persons and believe that all deficiencies will be cured within the next 30 days. .

Item 11. Executive Compensation.

The following executive of the Company earned compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2022, and 2021. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

David Stybr, CEO,	2022		$144,000	$-	$-	$-	$
	2021		$144,000	$-	$-	$-	$
Justin Mathews, CEO,	2022		$96,000	$-	$-	$-	$
	2021		$96,000	$-	$-	$-	$
Michal Zelezny, CEO,	2022	$		$-	$-	$-	$
	2021	$		$-	$-	$-	$
Simon Sandoval, CEO,	2022	$		$-	$-	$-	$
	2021	$		$-	$-	$-	$
Bryon Jackson, CEO,	2022	$		$-	$-	$-	$
	2021	$		$-	$-	$-	$

Outstanding Equity Awards at Fiscal Year-End Table

None

Compensation of Directors

The independent directors receive no compensation for serving as directors. However, the Company may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

Compensation Agreements

CEO of the Company is entitled to receive $12,000 per month, and Mr. Mathews is entitled to $8,000 per month pursuant to consulting agreements that are cancellable by either party on one month’s notice in the case of Mr. Matthews and three months’ notice in the case of Mr. Stybr.

The Company may adopt a share benefit program or other stock or option compensation plan in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 28, 2023, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 28, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 28, 2023, is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of 17 State Street, New York, NY 10004.

Name and address of beneficial owner	Number of Shares Owned (1)	Percent of Class (2)

David Stybr (3)	0	0%

Justin Mathews	0	0%

David Zich	0	0%

Bryon Jackson, MBA	0	0%

Simon Sandoval	0	0%

Michal Zelezny	0	0%

All officers and Directors as a group (6 persons) (3)	0	0%

1.	Does not account for the shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.
2.	Based on shares of common stock outstanding as of December 31, 2022 of 227,001,268 shares.
3.	Does not include 100 shares of super voting preferred stock which gives Mr. Stybr effective control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On 24th of March, 2022, Livento Group, LLC, a company controlled be Mr. Stybr, transferred 100% of its shares to Nugene International Inc in exchange of A class voting shares and C class shares, of net assets, this was an exchange of equity interests between entities under the control of the same parent.

Nugene International Inc, recognized the net assets received at historical carrying amounts, as reflected in the parent’s financial statements of Livento Group, LLC.

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC. Also in March 2022, David Stybr, our CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled. As a result of these transactions our current operations are the operations of Livento Group, LLC.

David Stybr, CEO and Founder inserted the shares of Livento Group LLC into NuGene International, Inc. and received A class voting shares and 5 mil of C class shares. On 15th of May, 2022, David Stybr decided that it is in the best interests of the Company and its shareholders that each of the 5,000,000 issued and outstanding shares of Series C Convertible Preferred Stock held by David Stybr, be returned to designated, authorized, but unissued status, so that the Corporation can proceed to enter transactions for the benefit of shareholders.

Director Independence

We believe that Mr. Sandoval and Mr. Zelezny, who do not own any securities of the Company and have never been employed by us are independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2021, and 2022, we were billed approximately $10,000 and $15,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021, and 2022.

Tax Fees

For the Company’s fiscal years ended December 31, 2021, and 2022, we were billed approximately $8,000 and $14,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal year ended December 31, 2022 we were billed approximately $55,450, for professional services rendered in connection with our registration statement on Form 10.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021, and 2022.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved. However, all of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements of this report are set forth on the financial statement index.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3(i) of the Company’s Registration Statement on Form S-1 File Number 333-192997 filed December 20, 2013.
3.2	Bylaws. Incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-1 File Number 333-192997 filed December 20, 2013.
3.3	Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.4	Certificate of Amendment to the Certificate of Incorporation filled January 5, 2015. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.

3.5	Certificate of Designation of old Series A Preferred Stock. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.6	Certificate of Designation of Series B Preferred Stock. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.7	Certificate of Change filed April 3, 2021. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.8	Certificate of Change of Certificate of Designation filed April 12, 2021. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.9	Certificate of Change filed July 14, 2021. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.10	Certificate of Designation of Series C Preferred Stock as amended and restated. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.11	Certificate of Designation of Series D Preferred Stock. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.12	Certificate of Designation of new Series A Preferred Stock. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.13	Certificate of Amendment, name change. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.14	Change in authorized shares. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.1	Consulting Agreement between the Company and David Stybr. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.2	Consulting Agreement between the Company and Justin Mathews. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.3	Order appointing custodian of the Corporation. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.4	Stock Purchase Agreement, March 2022. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.5	Agreement, dated March 31, 2022, between David Stybr and Livento Group, LLC. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2023.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer ()

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	March 29, 2023
David Stybr	(Principal Executive Officer)

/s/ Bryon Jackson	Chief Financial Officer	March 29, 2023
Byron Jackson	(Principal Financial and Accounting Officer)

/s/Simon Sandoval	Director	March 29, 2023
Simon Sandoval

/s/ Michal Zelezny	Director	March 29, 2023
Michal Zelezny

