Form 10-Q
period 2023-03-31
Livento Group, Inc.
filed 2023-05-15
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as March 31, 2023: 248,001,268

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Checking/Savings
Cash	96,486	24,159
Total Checking/Savings	$96,486	$24,159

Accounts Receivable	478,000	489,910

Other Current Assets
Other Accounts Receivable	107,099	121,460
Inventories	0	0
Total Other Current Assets	$107,099	$121,460

Total Current Assets	$681,585	$635,529

Long Term Assets
Long Term Investments	9,958,241	9,952,880
Property & Equipment	0	0
Goodwill	0	0
Intangible Assets	15,368,847	15,118,847
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Depreciation	(2,811,352)	(2,391,999)
Total Fixed Assets	$22,515,735	$22,679,728

TOTAL ASSETS	$23,197,321	$23,315,257

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	295,717	139,530
Credit Cards	0	0
Other Current Liabilities
Accounts Payable	100	62,549
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	$100	$62,549
Co-Investments	3,066,017	3,046,017
Total Current Liabilities	$3,361,834	$3,248,096

Long Term Liabilities	$0	$0

Total Liabilities	$3,361,834	$3,248,096

Equity
Additional Paid in Capital	33,071,956	32,493,023
Capital Stock	0	0
Common stock, $0.0001 par value, 248,001,268 shares issued at 03/31/2023 and 227,001,268 shares issued at 12/31/2022 (500,000,000 shares Authorized)	24,800	22,700
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred stock A, $0.0001 par value, 100 shares issued at 03/31/2023 and 100 shares issued at 12/31/2022 (100 shares Authorized)
Preferred stock C, $0.0001 par value, 1,104,426 shares issued at 03/31/2023 and 1,204,423 shares issued at 12/31/2022 (10,000,000 shares Authorized)	5,141	2,234
Preferred stock D, $0.01 par value, 503,023 shares issued at 03/31/2023 and 211,344 shares issued at 12/31/2022 (1,000,000 shares Authorized)
Retained Earnings	(13,266,410)	(12,450,797)
Total Equity	$19,835,487	$20,067,160

TOTAL LIABILITIES & EQUITY	$23,197,321	$23,315,257

The accompanying notes are an integral part of these condensed financial statement.

2/24

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2023	2022
ORDINARY ICOME/EXPENSE
Income
Merchandise Sales	491,468	455,217
Sales Discounts	0	0
Total Income	$491,468	$455,217

Cost of Goods Sold
Merchant Account Fees	0
Professional fees RTS	512,287	5,426
Amortization RTS	419,353	419,353
Total COGS	$931,639	$424,779

Gross Profit	$(440,171)	$30,438

Expense
Advertising & marketing	13,093	22,534
Computer and Internet Expenses	0	0
Bank Charges	553	124
Commissions & fees	54,010	0
Contract labor	143,565	966
Contractors	0	0
General business expenses	3,112	3,848
Interest paid	0	0
Insurance	1,020	0
Legal & accounting services	17,618	0
Professional Fees	77,700	500
Office expenses	1,147	40
Payroll expenses	51,904	0
Rent	2,614	183
Travel	9,096	0
Uncategorized Expense	0	0
Total Expense	$375,431	$28,195

Net Ordinary Income	$(815,603)	$2,243

Other Income/Expense
Other Income	0	0
Other Expense	11	0
Net Other Income	$(11)	$0

Net Income	$(815,613)	$2,243

Net loss per share - basic and diluted	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted	248,001,268	227,001,268

The accompanying notes are an integral part of these condensed financial statements.

3/24

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended March 31,
	2023	2022
Net income	$(815,613)	$2,243
Other comprehensive income (loss):	0	0
Foreign currency translation adjustments	0	0
Other comprehensive income (loss)	0	0
Total comprehensive income	$(815,613)	$2,243

The accompanying notes are an integral part of these condensed financial statements.

4/24

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

Q1 2023	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	1,415,870	2,234	227,001,268	22,700	32,493,023	(12,450,797)	20,067,160
Change in preferred shares	191,679	2,907					2,997
Change in ordinary shares			21,000,000	2,100			2,100
Change in Additional Paid in Capital					578,933		578,843
Change in Accumulated Deficit						-815,613	-815,613
Balance at March 31, 2023	1,607,549	5,141	248,001,268	24,800	33,071,956	(13,266,410)	19,835,487

Q1 2022	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	100	0	765,895,613	76,590	32,074,932	(11,963,639)	20,187,883
Change in preferred shares	6,204,426	620					620
Change in ordinary shares			(566,377,126)	(56,638)			(56,638)
Change in Additional Paid in Capital					56,017		56,017
Change in Accumulated Deficit						2,243	2,243
Balance at March 31, 2022	6,204,526	620	199,518,487	19,952	32,130,950	(11,961,396)	20,190,126

The accompanying notes are an integral part of these condensed financial statements.

5/24

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net Income	(815,613)	2,243
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	11,910	(445,000)
Inventories	0	0
Accumulated amortization	419,353	419,353
Accounts Payable	108,098	(143,837)
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	$539,361	$(169,488)
Net cash provided by Operating Activities	(276,253)	(167,241)

INVESTING ACTIVITIES
Long Term Investments	(255,360)	(216,273)
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net cash provided by Investing Activities	$(255,360)	$(216,273)

FINANCING ACTIVITIES
Additional Paid in Capital	578,843	56,017
Capital Stock	0	0
Common Stock	2,100	(56,638)
Dividends Paid	0	0
Owner or member capital	0	0
Preferred Stock	2,997	620
Co-Investments	20,000	0
Net cash provided by Financing Activities	$603,940	$0

Net cash increase for period	$72,327	$(383,514)

Cash at beginning of period	$24,159	$484,183

Cash at end of period	$96,486	$100,669

The accompanying notes are an integral part of these condensed financial statements.

6/24

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

7/24

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

8/24

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

9/24

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services  Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc. and BOXO Technology Inc. as of March 31, 2023.

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

Property and Equipment

Our property, plant, and equipment on March 31, 2023, consists of our software product Elisee, budgeted and planned real estate projects, and BOXO Productions projects.

10/24

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on March 31, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $491,468 in the first quarter of 2023. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $277,972 and $213,496 for real estate projects and management. The Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Real estate proceeded sales are shifter internally into BOXO productions division where diversification in multiple projects is securing long term stability of revenues for the Company.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies and real estate projects mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $419,353, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $512,287.

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

11/24

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

12/24

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

Common stock equivalents totaling 248,001,268 as of March 31, 2023, and 227,001,268 and as of December 31, 2022, were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended March 31, 2023, and December 31, 2022 and therefore the effect would be anti-dilutive.

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

13/24

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program
what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1,5 million per year and we expect from 2023 to produce USD 2,5 million as we can offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 5,032,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Development Projects

Acquisition of the assets e.g., name of the long-term asset	Real Estate Development Projects
what the asset is to be used for	It contains project plans, budgets, permits and zoning rights for large project in Europe, Czech Republic.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 2Q 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 3 million. Our sell process already started; we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	The cost to produce this asset is currently USD 2,757,700 and contains works of people and acquisition of initial project.

Managed Real Estate Projects

Acquisition of the assets e.g. name of the long-term asset	Managed Real Estate Projects
what the asset is to be used for	Asset with name “Tundra’ that is expressly large residential project we acquired as a company, and we are finalizing project works to sell this project in 2Q 2023.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 6 / 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 9 million. Our sell process already started; we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	The cost to produce this asset is currently USD 7,171,659 and contains works of people and acquisition of initial project.

14/24

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.
Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
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

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of March 31, 2023, the company issued a total 248,001,268 common shares with $0.0001 par value.

Preferred Shares

As of March 31, 2023, the company issued 3 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 1,104,426 shares issued,
●	Preferred shares D, $0.01 par value, 1,000,000 shares Authorized, and 503,023 shares issued

15/24

Common Stock Options

None

Common Stock Warrants

On the 1st of July 2022, the company issued a total of 4 warrants to its employees, entitling them to purchase a total of 103,000 Preferred shares D for a total price of $103.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments

We occupy our sole corporate facilities at 17 State Street and Jungmannovo square 770/8, Prague, Czech Republic, for approximately $4,500 per month (including common area maintenance). The lease includes annual increases in the monthly lease payments of approximately 3% each year .

At March 31, 2023, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2023	$56,000
2024	$59,000
2025	$61,000

Total	$176,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings.

NOTE 7 - SUBSEQUENT EVENTS

Management determined that there have been no events since March 31, 2023 that require footnote disclosure

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

16/24

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

RESULTS OF OPERATIONS

Comparison of three months ended March 2023 and 2022

The following analysis of the results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended March 31, 2023 totaled $491,468. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $277,972 and $213,496 for real estate projects and management.

Most of the revenue for the quarter that ended March 31, 2023, was derived from software fees in the USA and Europe markets. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $419,353, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $512,287. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

17/24

Advertising and promotion

Advertising and promotion totaled approximately $13,093 for the three months ended March 31, 2023 compared to approximately $22,534 for the three months ended March 31, 2022. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $284,638 for the three months ended March 31, 2023 compared to approximately $5,161 for the three months ended March 31, 2022.

Professional fees

Professional fees totaled approximately $77,700 for the three months ended March 31, 2023 compared to approximately $500 for the three months ended March 31, 2022.

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

Based on their evaluation as of March 31, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

18/24

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

We operated at a net loss of $815,613 for the period ended March 31, 2023, in addition to our cash resources, which were about $96,486 on March 31, 2023, which are inadequate to execute  our growth plans, but should allow us to operate at current levels. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the sale of our real estate assets to increase our participation as an investor in BOXO projects.

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

19/24

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

20/24

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

At present, David Stybr, our CEO, owns all 100 of the issued and outstanding shares of our super-voting preferred stock, which gives him 51% of the shareholder voting power of the Company. Consequently, he can affect total control of the operations of the Company and, even if additional shares of our Common Stock are sold, he will continue to have the ability to influence or control substantially in all matters submitted to stockholders for approval, including:

*	Electing our entire board of directors, which currently consists of only Mr. David Stybr, Mr. Simon Sandoval and Mr Michal Zelezny;

*	Removing directors;

*	Amending our certificate of incorporation and bylaws;

*	Approving a business combination with an acquisition candidate; and

*	Adopting measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination of the Company.

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

21/24

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

We have designated 10,000,000 shares as Series C Preferred Stock and 1,000,000 shares as Series D Preferred Stock. As of December 31, 2022, 1,204,426 shares of our Series C Preferred Shares were issued and outstanding, and 211,344 shares of Series D Preferred Stock were outstanding and issued. Each share of Series C or Series D Preferred Stock converts into 100 shares of common stock as the common stock is presently constituted but has no rights to dividends. Upon liquidation of the Company, holders of Series C or Series D Preferred Stock will receive such amount as the holder would have received had they converted to common stock immediately before the liquidation. The only difference between the Series C Preferred Stock and the Series D Preferred Stock is that the Series C Preferred Stock is not adjusted for stock splits and combinations. At the same time, the Series D Preferred Stock will have a proportional adjustment, and holders of Series C Stock may not affect a conversion that would place their total ownership of the shares of common stock above 4.99% of the outstanding.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2023.

Item 4. Mine Safety Disclosures.

None.

22/24

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

23/24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2023	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

24/24