Form 10-K/A
period 2022-12-31
Livento Group, Inc.
filed 2023-05-26
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

The BOXO team is comprised of three consultants that have been in the production business for last 20 – 30 years and has experience with large productions as the above-mentioned examples. They have together worked on approximately 300 movie projects over the years. While the terms of our financings vary from movie to movie, we generally form a limited liability company and serve as its managing member. Our cash investment, in addition to performing the tasks typical of a producer, is generally from $300,000 to $700,000. The rest of the costs of the movie are provided by investors. We typically retain a 20 % interest in cash flow, although each movie will be done on differing terms reflecting market conditions and investors’ assessments of the risk involved.

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

We have not authorized the issuance of securities under retirement, pension, profit sharing, stock option, or other equity compensation plans.

The reported closing price was $0.057 on May 25, 2023  .

Period			High	Low
January 1, 2023	-	March 31, 2023	.107	.046
October 1, 2022	-	December 31, 2022	.120	.050
July 1, 2022	-	September 30, 2022	.198	.027
April 1, 2022	-	June 30, 2022	.200	.014
January 1, 2022	-	March 31, 2022	.065	.004
October 1, 2021	-	December 31, 2021	.048	.007
July 1, 2021	-	September 30, 2021	.045	.005
April 1, 2021	-	June 30, 2021	.023	.004
January 1, 2021	-	March 31, 2021	.018	.003
October 1, 2020	-	December 31, 2020	.008	.002
July 1, 2020	-	September 30, 2020	.019	.003
April 1, 2020	-	June 30, 2020	.037	.001
January 1, 2020	-	March 31, 2020	.003	.001

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the years ended December 31, 2021 and December 31, 2022, we issued the following unregistered equity securities:

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g., for cash or debt conversion)-OR-Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.

04/05/2021	New	700 000 000	Common	Milan Hoffman	Services	Restricted	144
04/20/2021	Cancelled	- 2 328 000	Common	Milan Hoffman	Services	Restricted	144
04/20/2021	New	2 328 000	Common	Michael Kopstick	Services	Restricted	144
05/07/2021	Cancelled	- 10 500 000	Common	Milan Hoffman	Services	Restricted	144
05/07/2021	New	10 500 000	Common	Michael Kopstick	Services	Restricted	144
06/09/2021	Cancelled	- 2 000 000	Common	Milan Hoffman	Services	Restricted	144
06/09/2021	New	2 000 000	Common	James Cowland	Services	Restricted	144
06/17/2021	Cancelled	- 2 000 000	Common	Milan Hoffman	Services	Restricted	144
06/17/2021	New	2 000 000	Common	Paul Segura Jr.	Services	Restricted	144
07/02/2021	Cancelled	- 20 000 000	Common	Milan Hoffman	Services	Restricted	144
07/02/2021	New	20 000 000	Common	Frank J. Hariton	Services	Restricted	144
07/08/2021	Cancelled	- 37 800 000	Common	Milan Hoffman	Services	Restricted	144
07/08/2021	New	37 800 000	Common	Judah Aaron Sternhill	Services	Restricted	144
07/21/2021	Cancelled	- 10 000 000	Common	Milan Hoffman	Services	Restricted	144
07/23/2021	New	4 000 000	Common	Milan Hoffman	Services	Restricted	144
07/23/2021	New	958 860	Common	ALI KHARAZMI	Conversion from Preferred to Common	Restricted	144
07/23/2021	New	958 860	Common	SAEED KHARAZMI	Conversion from Preferred to Common	Restricted	144
08/13/2021	New	100	Preferred A	Milan Hoffman	Super Voting Stock	Restricted	144
08/13/2021	Cancelled	- 1 917 720	Preferred C	Milan Hoffman	Conversion from Preferred to Common	Restricted	144
08/17/2021	New	800 000	Common	Sandy Miles	Services	Restricted	144
08/17/2021	New	8 000	Preferred C	Sandy Miles	Services	Restricted	144
09/03/2021	New	6 399 416	Common	Eagle Equities LLC, Yanky Borenstein	Loan Settlement	Unrestricted
09/13/2021	New	2 225 034	Common	EMA Financial LLC, John Scholz	Loan Settlement	Unrestricted
10/05/2021	New	20 000	Preferred C	James Cowland	Services	Restricted	144
10/18/2021	New	333 333	Common	Sharni Brodesky	Purchase	Restricted	144
10/19/2021	New	333 333	Common	Dayna R. Shereck	Purchase	Restricted	144
11/17/2021	Cancelled	- 10 689 406	Common	Milan Hoffman	Cancellation	Restricted	144
11/17/2021	New	10 689 406	Common	Eagle Equities LLC,Yanky Borenstien	Loan Settlement	Unrestricted
11/18/2021	Cancelled	- 20 000 000	Common	Milan Hoffman	Cancellation	Restricted	144
11/18/2021	New	5 428 572	Common	Power Up Lending Group Ltd., Curt Kramer	Loan Settlement	Unrestricted
11/30/2021	New	8 285 583	Common	EMA Financial, Felicia Preston LLC	Loan Settlement	Unrestricted
12/02/2021	New	4 583 333	Common	Labrys Fund LP,TJ Silverman	Loan Settlement	Unrestricted
12/06/2021	New	6 160 000	Common	SBI Investments LLC, Jonathan Juchno	Loan Settlement	Unrestricted
12/06/2021	New	3 960 000	Common	Power Up Lending Group Ltd.,Curt Kramer	Loan Settlement	Restricted	144
12/07/2021	Cancelled	- 30 000 000	Common	Milan Hoffman	Cancellation	Restricted	144
12/13/2021	New	19 415 134	Common	Auctus Fund LLC, Lou Posner	Loan Settlement	Unrestricted
12/17/2021	Cancelled	- 8 000	Preferred C	Sandy Miles	Conversion from Preferred to Common	Restricted	144
12/17/2021	New	800 000	Common	Sandy Miles	Purchase	Restricted	144
12/17/2021	Cancelled	-20 000	Preferred C	James Cowland	Conversion from Preferred to Common	Restricted	144
12/17/2021	New	2 000 000	Common	James Cowland	Services	Restricted	144

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g., for cash or debt conversion)-OR-Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.

02/02/2022	New	15 691 925	Common	Adam R. Long, Puerto Rico, Oasis Capital LLC	Conversion of Note	Unrestricted
02/25/2022	Cancellation	- 58 682 594	Common	Milan Hoffman	Cancellation	Restricted	144
02/25/2022	New	586 826	Preferred C	Milan Hoffman	Services/payment	Restricted	144
02/28/2022	New	378 000	Preferred C	Judah A. Sternhill	Purchase	Restricted	144
02/28/2022	New	200 000	Preferred C	Frank J. Hariton	Services/payment	Restricted	144
02/28/2022	Cancellation	-500 000 000	Common	Milan Hoffman	Return to unissued authorized status	Restricted	144
02/28/2022	Cancellation	- 37 800 000	Common	Judah A. Sternhill	Purchase	Restricted	144
02/28/2022	Cancellation	- 20 000 000	Common	Frank J. Hariton	Services/payment	Restricted	144
03/01/2022	New	15 898 682	Common	Tiger Trout Capital LLC, Puerto Rico, Alan Masley	Conversion of Note	Unrestricted
03/03/2022	New	9 032 080	Common	Abra Prince	Conversion of Note	Unrestricted
03/11/2022	New	39 600	Preferred C	Eagle Equities LLC, Yanky Borenstein	Purchase	Restricted	144
03/14/2022	New	5 000 000	Preferred	David Štýbr	Control block	Restricted	144
03/23/2022	New	9 482 781	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
04/01/2022	New	9 482 781	Common	Sandy Miles	Conversion of Note	Unrestricted
06/21/2022	Cancellation	- 5 000 000	Preferred C	David Štýbr	Cancellation	Restricted	144
07/19/2022	New	10 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
07/19/2022	New	5 000	Preferred D	Milan Behro	Purchase	Restricted	144
07/25/2022	New	5 319	Preferred D	Kerberos Invest sro, Jan Zikmunda	Purchase	Restricted	144
08/05/2022	New	1 667	Preferred D	Cedric Herlinda Jan Francois	Purchase	Restricted	144
09/01/2022	New	141 250	Preferred D	West East Wind Ltd, Petr Horvath	Compensation	Restricted	144
09/09/2022	New	5 000	Preferred D	Roman Kacin	Purchase	Restricted	144
09/14/2022	New	1 625	Preferred D	Jonathon Paul Tingle	Purchase	Restricted	144
10/20/2022	New	3 704	Preferred D	Samuel Lachlan Rose	Purchase	Restricted	144
10/27/2022	New	2 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
11/04/2022	New	4 025	Preferred D	James Conerly	Purchase	Restricted	144
11/09/2022	New	4 025	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
11/10/2022	New	1 646	Preferred D	Laura Kojamanian	Purchase	Restricted	144
11/11/2022	New	1 610	Preferred D	James D. Opfar	Purchase	Restricted	144
11/11/2022	New	1 610	Preferred D	Seth Rush	Purchase	Restricted	144
11/17/2022	New	2 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
11/17/2022	New	2 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
11/21/2022	New	3 317	Preferred D	Richard James Parker	Purchase	Restricted	144
11/28/2022	New	4 166	Preferred D	Richard James Parker	Purchase	Restricted	144
12/07/2022	New	4 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
12/21/2022	New	380	Preferred D	Michael Henriksen	Compensation	Restricted	144
12/27/2022	New	25 000	Preferred D	Greg Weinberg	Purchase	Restricted	144

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

Update

Cash flow statement was revised accordingly to show only cash movements and non-cash transactions are properly disclosed in a narrative format at the bottom of the cash flow.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since November 2022.

May 25th, 2023.

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2022	December 31, 2021
Current Assets:
Cash	24,159	484,183
Account receivables	489,910	-
Other current assets	121,460	-
Total Current Asset	635,529	484,183

Non-Current Assets
Long term investments	9,952,880	11,929,359
Intangible Assets (net)	12,726,847	8,033,241
Total Non-Current Assets	22,679,728	19,962,600
Total Assets	$23,315,257	$20,446,783

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	139,530	258,900
Short term business loan	62,549	-
Total current liabilities	$202,079	$258,900
Long-Term Liabilities
Co-Investments	3,046,017	-
Total Long-Term Liabilities	$3,046,017	$-
Total Liabilities	$3,248,096	$258,900

Stockholder’s Equity:
Preferred stock A, $0.0001 par value, 100 shares issued at 12/31/2022 and 100 shares issued at 12/31/2021 (100 shares Authorized)	0	0
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 1,204,426 shares issued at 12/31/2022 and 24,000,000 shares authorized, 0 shares issued at 12/31/2021.	120	-

Preferred stock Class D $0.01 par value, 1,000,000 shares Authorized, and 211,344 issued at 12/31/2022 and 0 shares issued at 12/31/2021.	2,113	-

Common stock, $0.0001 par value, 500,000,000 shares Authorized, 227,001,268 shares issued at 12/31/2022 and 800,000,000 shares authorized, 765,895,613 shares issued at 12/31/2021.	22,700	76,590

Additional paid-in capital	32,493,023	32,074,932
Accumulated deficit	(12,450,797)	(11,963,639)
Stockholders’ Equity	$20,067,160	$20,187,883

Total Liabilities and Stockholder’s Equity	$23,315,257	$20,446,783

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

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common stock		Additional Paid in	Accumulated	Shareholder’s
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	Deficit	equity
Balance as of January 1, 2021	-	-	1,917,720	192	-	-	59,254,155	5,925	21,918,062	-11,748,760	10,175,419
New preferred Shares issued to take-over the company by former management	100	0	-	-	-	-	-	-	0	-	0
Common shares issued for services	-	-	-	-	-	-	634,110,594	63,411	7,062	-	70,473
Series C Preferred Shares issued for services	-	-	28,000	3	-	-	-	-	-3	-	-
Conversion of Series C Preferred Shares to Common shares	-	-	-28,000	-3	-	-	28,00,000	280	-277	-	0
Conversion of Series C Preferred Shares to Common shares with specific condition	-	-	-1,917,720	-192	-	-	1,917,720	192	-	-	-
Loan Settlement	-	-	-	-	-	-	67,146,478	6,715	-6,715	-	-
Common shares settlement	-	-	-	-	-	-	666,666	67	-67	-	-
Changes in additional Paid in capital from other companies	-	-	-	-	-	-	-	-	10,156,870	-	10,156,870
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-214,879	-214,879
Balance as of December 31, 2021	100	0	-	-	-	-	765,895,613	76,590	32,074,932	-11,963,639	20,187,883

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common stock		Additional Paid in	Accumulated	Shareholder’s
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	Deficit	equity
Balance as of January 1, 2022	100	0	-	-	-	-	765,895,613	76,590	32,074,932	-11,963,639	20,187,883
Conversion of Note	-	-	-	-	-	-	77,588,249	7,759	-7,759		-
Issuance of Series C Preferred Shares to David Stybr and their cancelation	-	-	-	-	-	-	-	-	-	-	-
Series D Preferred Shares issued for services	-	-	-	-	141,630	1416	-	-	-1,416	-	-
Sales of Series D Preferred Shares	-	-	-	-	69,714	697	-	-	365,738	-	366,435
Cancelation of Common shares and their transformation to Series C Preferred Shares	-	-	1,164,826	116	-	-	-116,482,594	-11,648	11,532	-	0
Cancelation of Common shares by former director	-	-	-	-	-	-	-500,000,000	-50,000	50,000	-	-
Sales of Series C Preferred Shares	-	-	39,600	4	-	-	-	-	-4	-	-0
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-487,158	-487,158
Balance as of December 31, 2022	100	0	1,204,426	120	211,344	2,113	227,001,268	22,700	32,493,023	-12,450,797	20,067,160

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2022	For the Year Ended December 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,158)	$(214,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,677,410	714,589
Shares issued for services	0	70,473
Changes in operating assets and liabilities:
Accounts Receivable	(489,910)	0
Accounts Payable	(119,370)	248,900
Other Current Assets	(121,460)	0
Other Current Liabilities	62,549	0
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	1,009,219	1,033,962
Net Cash Used in Operating Activities	522,061	819,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	(23,521)	0
Purchase of Intangible Assets	(3,455,000)	(937,200)
Cash proceed for sale of investments	2,000,000	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net Cash Used in Investing Activities	(1,478,521)	(937,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of Stock	366,435	0
Contribution by owners	0	600,000
Dividends Paid	0	0
Proceed from note payable	130,000	0
Net Cash Provided by Financing Activities	496,435	600,000

NET INCREASE IN CASH	(460,024)	481,883

CASH AT BEGINNING OF YEAR	484,183	2,300

CASH AT END OF YEAR	$24,159	$484,183

Non- cash investing and financing activities:
Intangible assets contributed by related party	0	2,910,000
Long Term Investments contributed by related party	0	6,646,870
Purchase of Intangible Assets on accounts	2,916,017	0

The accompanying notes are an integral part of these financial statements.

LIVENTO GROUP, INC

Notes to Consolidated Financial Statements

December 31, 2022, and 2021

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

Concentration of Revenues

Livento Group, Inc. & Livento Group LLC

Profit & Loss Prev. Years Comparison

Accrual Basis

As of December 31, 2022, December 31, 2021, and December 31, 2020

	Dec 30, 2022	Dec 31, 2021	Dec 31, 2020
Ordinary Income/Expense
Income
Revenues	1,966,202	1,840,866	1,570,297
Sales Discounts	0	0	0
Total Income	1,966,202	1,840,866	1,570,297

Cost of Goods Sold
Merchant Account Fees	0	0	0
Professional fees RTS	393,879	345,000	267,000
Amortization RTS	1,677,410	714,589	0
Total COGS	2,071,289	1,059,589	267,000

Gross Profit	(105,087)	781,277	1,303,297

Expense
Advertising & marketing	55,112	0	0
Computer and Internet Expenses	0	334,500	88,000
Bank Charges	1,048	267	267
Commissions & fees	15,292	0	0
Contract labor	129,467	0	0
Contractors	5,500	0	0
General business expenses	33,073	0	0
Interest paid	21,954	0	0
Legal & accounting services	55,272	0	0
Professional Fees	120,750	574,009	316,000
Office expenses	2,421	0	0
Payroll expenses	42,000	0	0
Rent	3,366	87,100	0
Travel	7,093	0	0
Uncategorized Expense	0	0	0
Total Expense	482,347	995,876	404,267

Net Ordinary Income	(587,434)	(214,598)	899,030

Other Income/Expense
Other Income	100,001	0	0
Other Expense	(276)	281	0
Net Other Income	100,277	(281)	0

Net Income	(487,158)	(214,879)	899,030

NOTE 6 – LONG TERM INVESTMENTS

Long-term investments for movies are $10,086,617 and was accounted for, using accounting policy for Revenue Recognition, ASC 606 five step model.

Managed Real Estate Projects

Name of the asset	Managed Real Estate Projects
what the assets is to be used for	Asset with name “Tundra’ that is expressly large residential project we acquired as a company, and we are finalizing project works to sell this project in 1Q 2023.
Duration for the construction / completion of the intangible assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 2Q / 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 9 million. Our sell process already started, we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research.	The cost to produce this asset is currently US$9,171,659 and contains works of people and acquisition of initial project. Company already sold $2,000,000 with $100,000 profit so actual value is US$7,171,659

Acquisition of Long-Term Investment - Real Estate Projects
Date	Note	Amount
03/10/2020	Long-term investments: Real Estate Projects	5,045,789
10/07/2021	Long-term investments: Real Estate Projects	4,125,870
09/06/2022	Sales of Part of investment	-2,000,000
TOTAL		7,171,659

Development Projects

Name of the asset	Real Estate Development Projects
what the assets is to be used for	It contains project plans, budgets, permits and zoning rights for large project in Europe, Czech Republic.
Duration for the construction / completion of the assets	We are hiring consultants that are proceeding the works on the asset and we expect completing in 1Q 2023.
Expectation of revenue generation from the acquisition of the asset	Asset will be sold to third party for highest bid, we expect to sell for app USD 3 million. Our sell process already started, we entertain several developers that are interested in the project acquisition.
Expected useful life of the assets upon completion	It’s a project, will be valid for 10 years after completion.
Amount expended on research	The cost to produce this asset is currently USD 2,757,700 and contains works of people and acquisition of initial project.

Acquisition of Long-Term Investment - Real Estate Projects
Date	Note	Amount
07/09/2020	Long-term investments: Dev Project Resi Duke	236,700
03/09/2021	Long-term investments: Dev Project Resi Duke	1,467,000
09/09/2021	Long-term investments: Dev Project Resi Duke	1,054,000
TOTAL		2,757,700

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

As of date of this filing, Company has executed and delivered an Exchange Agreement, which recited it is dated as of April 20, 2023, (the “EA”) Mammoth Corporation (“MC”) pursuant to which it exchanged a variable rate promissory note (the “Note”) previously held by Kodiak Capital Group, LLC (“KCG”), which note had been acquired by Mammoth Corporation, for 40,000 shares of its newly created Series E Preferred Stock, the terms and conditions of which are described herein. Among other things MC has agreed not to exercise the warrants associated with the Note. Based on the assertions of a holder of an identical note, management believes that KCG would have asserted that the amount due on the Note, with interest and penalties exceeded $600,000.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

David Stybr, CEO,	2022		$144,000	$-	$-	$-	$
	2021		$144,000	$-	$-	$-	$
Justin Mathews, IR,	2022		$96,000	$-	$-	$-	$
	2021		$96,000	$-	$-	$-	$
Michal Zelezny, non-exec,	2022	$		$-	$-	$-	$
	2021	$		$-	$-	$-	$
Simon Sandoval, non-exec,	2022	$		$-	$-	$-	$
	2021	$		$-	$-	$-	$
Bryon Jackson, CFO,	2022	$		$-	$-	$-	$
	2021	$		$-	$-	$-	$

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3(i) of the Company’s Registration Statement on Form S-1 File Number 333-192997 filed December 20, 2013.
3.2	Bylaws. Incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-1 File Number 333-192997 filed December 20, 2013.
3.3	Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.4	Certificate of Amendment to the Certificate of Incorporation filled January 5, 2015. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.

3.5	Certificate of Designation of old Series A Preferred Stock. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.6	Certificate of Designation of Series B Preferred Stock. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.7	Certificate of Change filed April 3, 2021. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.8	Certificate of Change of Certificate of Designation filed April 12, 2021. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.9	Certificate of Change filed July 14, 2021. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.10	Certificate of Designation of Series C Preferred Stock as amended and restated. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.11	Certificate of Designation of Series D Preferred Stock. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.12	Certificate of Designation of new Series A Preferred Stock. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.13	Certificate of Amendment, name change. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.14	Change in authorized shares. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.15	Certificate of Designation for Series E and F Preferred Stock - Incorporated by reference to exhibit 3.1 to current Report our Form 8-K filed May 24, 2023
10.1	Consulting Agreement between the Company and David Stybr. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.2	Consulting Agreement between the Company and Justin Mathews. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.3	Order appointing custodian of the Corporation. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.4	Stock Purchase Agreement, March 2022. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.5	Agreement, dated March 31, 2022, between David Stybr and Livento Group, LLC. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.6	Exchange Agreement between the Registrant and Mammoth Corporation - Incorporated by reference to exhibit 10.1 Current Report on Form 8-K Filed May 24,2023
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May 2023.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer ()

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	May 26, 2023
David Stybr	(Principal Executive Officer)

/s/ Bryon Jackson	Chief Financial Officer	May 26, 2023
Byron Jackson	(Principal Financial and Accounting Officer)

/s/Simon Sandoval	Director	May 26, 2023
Simon Sandoval

/s/ Michal Zelezny	Director	May 26, 2023
Michal Zelezny

