Form 10-K/A
period 2022-12-31
Livento Group, Inc.
filed 2023-06-28
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Companyto David Stybr. Also in March 2022, David Stybr, CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the 5.000.000 Series C Preferred Stock shares. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company restated its 2022 and 2021 financial statements to correct certain misstatements.

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

June 28th, 2023

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2022	December 31, 2021
Current Assets:
Cash	24,159	484,183
Account receivables	489,910	-
Other current assets	121,460	-
Total Current Asset	635,529	484,183

Non-Current Assets
Long term investments	9,952,880	11,929,359
Intangible Assets (net)	12,726,847	8,033,241
Total Non-Current Assets	22,679,728	19,962,600
Total Assets	$23,315,257	$20,446,783

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	139,530	258,900
Short term business loan	62,549	-
Total current liabilities	$202,079	$258,900
Long-Term Liabilities
Co-Investments	3,046,017	-
Total Long-Term Liabilities	$3,046,017	$-
Total Liabilities	$3,248,096	$258,900

Stockholder’s Equity:
Preferred stock A, $0.0001 par value, 100 shares issued at 03/31/2023 and 100 shares issued at 12/31/2022 (100 shares Authorized)	0	0
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 1,204,426 shares issued at 12/31/2022 and 24,000,000 shares authorized, 0 shares issued at 12/31/2021.	120	-

Preferred stock Class D $0.01 par value, 1,000,000 shares Authorized, and 211,344 issued at 12/31/2022 and 0 shares issued at 12/31/2021.	2,113	-

Common stock, $0.0001 par value, 500,000,000 shares Authorized, 227,001,268 shares issued at 12/31/2022 and 800,000,000 shares authorized, 765,895,613 shares issued at 12/31/2021.	22,700	76,590

Additional paid-in capital	32,493,023	32,074,932
Accumulated deficit	(12,450,797)	(11,963,639)
Stockholders’ Equity	$20,067,160	$20,187,883

Total Liabilities and Stockholder’s Equity	$23,315,257	$20,446,783

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

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2022	For the Year Ended December 2021
	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,158)	$(214,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,677,410	714,589
Shares issued for services	0	70,473
Changes in operating assets and liabilities:
Accounts Receivable	(489,910)	0
Accounts Payable	(119,370)	248,900
Other Current Assets	(121,460)	0
Other Current Liabilities	62,549	0
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	1,009,219	1,033,962
Net Cash Used in Operating Activities	522,061	819,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	(23,521)	0
Purchase of Intangible Assets	(3,455,000)	(937,200)
Cash proceed for sale of investments	2,000,000	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net Cash Used in Investing Activities	(1,478,521)	(937,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of Stock	366,435	0
Contribution by owners	0	600,000
Dividends Paid	0	0
Proceed from note payable	130,000	0
Net Cash Provided by Financing Activities	496,435	600,000

NET INCREASE IN CASH	(460,024)	481,883

CASH AT BEGINNING OF YEAR	484,183	2,300

CASH AT END OF YEAR	$24,159	$484,183

Non- cash investing and financing activities:
Intangible assets contributed by related party	0	2,910,000
Long Term Investments contributed by related party	0	6,646,870
Purchase of Intangible Assets on accounts	2,916,017	0

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

The Company’s founder and director is David Stybr

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the course of preparing our financial statements for 2022 and 2021, we identified following misstatements that required restatement of our previously issued 2021 and 2022 financial statements as follows:

The Company determined that the cash flows statement were not prepared in accordance with ASC 230-10-50-3. As a result, the Company restated the cash flows accordingly to show only cash movements and non-cash transactions are properly disclosed in a narrative format at the bottom of the cash flows.

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,158)	$-	$(487,158)	$(214,879)	$-	$(214,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,677,410	-	1,677,410	714,589	-	714,589
Shares issued for services	-	-	-	-	70,473	70,473
Changes in operating assets and liabilities:
Accounts Receivable	(489,910)	-	(489,910)	-	-	-
Accounts Payable	(178,281)	58,911	(119,370)	248,900	-	248,900
Other Current Assets	-	(121,460)	(121,460)	-	-	-
Other Current Liabilities	-	62,549	62,549	-	-	-
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	1,009,219	-	1,009,219	963,489	70,473	1,033,962
Net Cash Used in Operating Activities	522,061	-	522,061	748,610	70,473	819,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	1,976,479	(2,000,000)	(23,521)	(6,646,870)	6,646,870	-
Purchase of Intangible Assets	(6,371,017)	2,916,017	(3,455,000)	(3,847,200)	2,910,000	(937,200)
Cash proceed for sale of investments	-	2,000,000	2,000,000	-	-	-
Property & Equipment	-	-	-	-	-	-
Deposits	-	-	-	-	-	-
Security Deposits Asset	-	-	-	-	-	-
Net Cash Used in Investing Activities	(4,394,538)	2,916,017	(1,478,521)	(10,494,070)	9,556,870	(937,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Co-Investment	3,046,017	(3,046,017)	-	-	-	-
Preferred stock	2,234	(2,234)	-	(192)	192	-
Proceed from sale of Stock	(53,889)	420,324	366,435	70,664	(70,664)	-
Contribution by owners	418,091	(418,091)	-	10,156,871	(9,556,871)	600,000
Dividends Paid	-	-	-	-	-	-
Proceed from note payable	-	130,000	130,000	-	-	-
Net Cash Provided by Financing Activities	3,412,453	(2,916,018)	496,435	10,227,343	(9,627,343)	600,000

NET INCREASE IN CASH	(460,024)	-	(460,024)	481,883	-	481,883

CASH AT BEGINNING OF YEAR	484,183	-	484,183	2,300	-	2,300

CASH AT END OF YEAR	$24,159	$-	$24,159	$484,183	$-	$484,183

Non- cash investing and financing activities:
Intangible assets contributed by related party	-	-	-	-	2,910,000	2,910,000
Long Term Investments contributed by related party	-	-	-	-	6,646,870	6,646,870
Purchase of Intangible Assets on accounts	-	2,916,017	2,916,017	-	-	-

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – PREFERRED STOCK AND STOCKHOLDERS DEFICIT

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

Series A Preferred Stock

Series A Preferred Stock The holders of the Preferred Stock will have the voting rights as described in this Section 4 or as required by law. For so long as any shares of the Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400 shares, out of a total number of 20400 shares voting. For the sake of clarity, and in an abundance of caution, the total voting shares outstanding at the time of any and all shareholder votes(i.e., the total shares eligible to vote on any and all shareholder matters) shall be deemed to include (a) the total common stock shares outstanding; (b) the voting rights applicable to any outstanding shares of preferred stock, other than the Series A Preferred Stock, if any; and (c) the voting rights attributable to the Series A Preferred Stock, as described herein, whether such series A Preferred Stock share are voted or not.

NOTE 5– INCOME TAXES

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

NOTE 6 – COMMON-CONTROL TRANSACTION - ASC 805-50

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company to David Stybr. Also in March 2022, David Stybr, CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the 5.000.000 Series C Preferred Stock shares. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

NOTE 7 – LONG TERM INVESTMENTS

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

NOTE 8 – INTANGIBLE ASSETS

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

NOTE 9 - SUBSEQUENT EVENTS

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

As of May 26th 2023, Company entered into an Assignment and Purchase Agreement (the “APALO) with Loredo LLC (“LO”) whereunder we acquired interests in total of 45 projects valued at $22,320,641 from LO for 391,590,193 shares of our common stock. On May 26, 2023, Boxo Technology, Inc. entered into an Assignment and Purchase Agreement (the “APAWEW”) with West East Wind Limited (“WEWL”) whereunder Boxo Technology, Inc. will acquire certain rights in 3 gaming apps and transfer to WEWL its interests in 2 real estate projects Thunder and Geminos (which Livento is not further pursuing).

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

Name and address of beneficial owner	Number of Shares Owned (1)	Percent of Class (2)

David Stybr (3)	0	0%

Justin Mathews	0	0%

David Zich	0	0%

Bryon Jackson, MBA	0	0%

Simon Sandoval	0	0%

Michal Zelezny	0	0%

All officers and Directors as a group (6 persons) (3)	0	0%

1.	Does not account for the shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.
2.	Based on shares of common stock outstanding as of December 31, 2022 of 227,001,268 shares.
3.	Does not include for shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company to David Stybr. Also in March 2022, David Stybr, CEO and the sole owner of Livento Group, LLC, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the 5.000.000 Series C Preferred Stock shares. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3(i) of the Company’s Registration Statement on Form S-1 File Number 333-192997 filed December 20, 2013.
3.2	Bylaws. Incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-1 File Number 333-192997 filed December 20, 2013.
3.3	Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.4	Certificate of Amendment to the Certificate of Incorporation filled January 5, 2015. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.

3.5	Certificate of Designation of old Series A Preferred Stock. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.6	Certificate of Designation of Series B Preferred Stock. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.7	Certificate of Change filed April 3, 2021. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.8	Certificate of Change of Certificate of Designation filed April 12, 2021. Certificate of Amendment to the Certificate of Incorporation filled December 23, 2014. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.9	Certificate of Change filed July 14, 2021. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.10	Certificate of Designation of Series C Preferred Stock as amended and restated. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.11	Certificate of Designation of Series D Preferred Stock. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.12	Certificate of Designation of new Series A Preferred Stock. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.13	Certificate of Amendment, name change. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
3.14	Change in authorized shares. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.1	Consulting Agreement between the Company and David Stybr. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.2	Consulting Agreement between the Company and Justin Mathews. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.3	Order appointing custodian of the Corporation. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.4	Stock Purchase Agreement, March 2022. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.5	Agreement, dated March 31, 2022, between David Stybr and Livento Group, LLC. Incorporated by reference to similarly numbered exhibit to the Company’s Registration Statement on Form 10.
10.6	Asset Purchase Agreement with Loredo LLC. Incorporated by reference to exhibit 10.1 to Current report on Form 8-K filed June 12, 2023.
10.7	Asset Purchase Agreement with East West Limited. Incorporated by reference to Exhibit 10.2 to Current report on Form 8-K filed June 12, 2023.
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of June 2023.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	June 28, 2023
David Stybr	(Principal Executive Officer)

/s/ Bryon Jackson	Chief Financial Officer	June 28, 2023
Byron Jackson	(Principal Financial and Accounting Officer)

/s/Simon Sandoval	Director	June 28, 2023
Simon Sandoval

/s/ Michal Zelezny	Director	June 28, 2023
Michal Zelezny

