Form 10-Q
period 2023-06-30
Livento Group, Inc.
filed 2023-08-14
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as June 30, 2023: 686,486,378

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Checking/Savings
Cash	43,425	24,159
Total Checking/Savings	$43,425	$24,159

Accounts Receivable	206,911	489,910

Other Current Assets
Other Accounts Receivable	280,916	121,460
Inventories	0	0
Total Other Current Assets	$280,916	$121,460

Total Current Assets	$531,252	$635,529

Long Term Assets
Long Term Investments	341,470	9,952,880
Property & Equipment	53,282	0
Goodwill	0	0
Intangible Assets	49,055,932	15,118,847
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Depreciation	(3,308,397)	(2,391,999)
Total Long-Term Assets	$46,142,286	$22,679,728

TOTAL ASSETS	$46,673,539	$23,315,257

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	359,751	139,530
Credit Cards	0	0
Other Current Liabilities
Accounts Payable	31,018	62,549
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	$31,018	$62,549
Total Current Liabilities	$390,769	$202,079

Long Term Liabilities
Co-Investments	3,266,017	3,046,017
Long-Term Business Loans	26,383	0
Total Long-Term Liabilities	$3,292,400	$3,046,017

Total Liabilities	$3,683,169	$3,248,096

Equity
Additional Paid in Capital	60,325,425	32,493,023
Capital Stock		0
Common stock, $0.0001 par value, 294,896,185 shares issued at 06/30/2023 and 227,001,268 shares issued at 12/31/2022 (500,000,000 shares Authorized)	29,490	22,700
Common stock, $0.0001 par value, 391,590,193 shares will be issued after Annual General Meeting (AGM) and increase authorized shares	39,159	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred stock A, $0.0001 par value, 100 shares issued at 06/30/2023 and 100 shares issued at 12/31/2022 (100 shares Authorized)	0	0
Preferred stock C, $0.0001 par value, 1,104,426 shares issued at 06/30/2023 and 1,204,423 shares issued at 12/31/2022 (10,000,000 shares Authorized)	110	120
Preferred stock D, $0.01 par value, 831,662 shares issued at 06/30/2023 and 211,344 shares issued at 12/31/2022 (1,000,000 shares Authorized)	8,317	2,113
Preferred stock E, $0.0001 par value, 28,000 shares issued at 06/30/2023 and 0 shares issued at 12/31/2022 (40,000 shares Authorized)	3	0
Preferred stock F, $0.0001 par value, 15,000 shares issued at 06/30/2023 and 0 shares issued at 12/31/2022 (75,000 shares Authorized)	2	0
Non-Controlling Interest	11,020	0
Retained Earnings	(17,423,156)	(12,450,797)
Total Equity	$42,990,369	$20,067,160

TOTAL LIABILITIES & EQUITY	$46,673,539	$23,315,257

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
ORDINARY ICOME/EXPENSE
Income
Revenues	431,184	224,986	922,651	680,202
Sales Discounts	0	0	0	0
Total Income	$ 431,184	$224,986	$922,651	$680,202

Cost of Goods Sold
Merchant Account Fees	0	0	0	0
Professional fees RTS	94,430	38,319	606,716	43,745
Amortization RTS	423,741	419,353	843,093	838,705
Total COGS	$518,171	$457,671	$1,449,810	$882,450

Gross Profit	$(86,987)	$(232,685)	$(527,159)	$(202,247)

Expense
Advertising & marketing	16,872	12,292	31,465	34,826
Computer and Internet Expenses	0	0	0	0
Bank Charges	2,655	135	3,207	259
Commissions & fees	2,120	0	56,130	0
Contract labor	110,484	0	260,375	966
Contractors	497	0	497	0
General business expenses	10,258	4,478	13,370	8,326
Interest paid	0	0	0	0
Insurance	0	0	1,020	0
Legal & accounting services	14,380	15,029	34,697	15,029
Professional Fees	107,972	44,500	182,972	45,000
Office expenses	1,177	124	2,324	164
Payroll expenses	46,360	0	98,264	0
Rent	1,121	0	3,735	183
Travel	7,641	0	16,737	0
Uncategorized Expense	123	0	123	0
Stock based compensation	2,052,955	0	3,726,621	0
Taxes paid	1,240	0	1,240	0
Total Expense	$2,375,854	$76,558	$4,432,777	$104,753

Net Ordinary Income	$(2,462,842)	$(309,243)	$(4,959,936)	$(307,000)

Other Income/Expense
Other Income	0	0	0	0
Other Expense	0	0	11	0
Net Other Income	$0	$0	$(11)	$0

Net loss	$(2,462,842)	$(309,243)	$(4,959,946)	$(307,000)

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted	294,896,185	209,001,268	294,896,185	209,001,268

The accompanying notes are an integral part of these condensed financial statements.

3

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Net loss	(2,462,842)	(309,243)	(4,959,946)	(307,000)
Other comprehensive income (loss):	488	0	488	0
Foreign currency translation adjustments	(12,413)	0	(12,413)	0
Total comprehensive loss	$(2,474,767)	$(309,243)	$(4,971,871)	$(307,000)

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2023	1,415,867	2,234	227,001,268	22,700	32,493,023	(12,450,797)	0	20,067,160
Change in Preferred shares	563,321	6,197						6,197
Change in Ordinary shares			459,485,110	45,949				45,949
Change in Additional Paid in Capital					27,832,402			27,832,402
Change in Accumulated Deficit						(4,972,359)		(4,972,359)
Change in Non-Controlling Interest							11,020	11,020
Balance at June 30, 2023	1,979,188	8,431	686,486,378	68,649	60,325,425	(17,423,156)	11,020	42,990,369

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2023	1,607,549	5,141	248,001,268	24,800	34,745,621	(14,947,901)	0	19,827,661
Change in Preferred shares	371,639	3,291						3,291
Change in Ordinary shares			438,485,110	43,849				43,849
Change in Additional Paid in Capital					25,579,804			25,579,804
Change in Accumulated Deficit						(2,475,254)		(2,475,254)
Change in Non-Controlling Interest							11,020	11,020
Balance at June 30, 2023	1,979,188	8,431	686,486,378	68,649	60,325,425	(17,423,156)	11,020	42,990,369

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2022	100	0	765,895,613	76,590	32,074,932	(11,963,639)	0	20,187,883
Change in Preferred shares	1,204,426	120						120
Change in Ordinary shares			(556,894,345)	(55,689)				(55,689)
Change in Additional Paid in Capital					55,569			55,569
Change in Accumulated Deficit						(307,000)		(307,000)
Change in Non-Controlling Interest							0	0
Balance at June 30, 2022	1,204,526	120	209,001,268	20,900	32,130,501	(12,270,639)	0	19,880,883

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2022	6,204,526	620	199,518,487	19,952	32,130,950	(11,961,396)	0	20,190,126
Change in Preferred shares	(5,000,000)	(500)						(500)
Change in Ordinary shares			9,482,781	948				948
Change in Additional Paid in Capital					(448)			(448)
Change in Accumulated Deficit						(309,243)		(309,243)
Change in Non-Controlling Interest							0	0
Balance at June 30, 2022	1,204,526	120	209,001,268	20,900	32,130,501	(12,270,639)	0	19,880,883

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
OPERATING ACTIVITIES
Net Income	(2,462,842)	(309,243)	(4,959,946)	(307,000)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	424,432	419,353	843,785	838,705
Stock based compensation	2,052,955	0	3,726,621	0
Foreign currency translation adjustments	10,797	0	10,797	0
Changes in operating assets and liabilities:
Accounts Receivable	282,558	2,203	294,468	(442,797)
Accounts Payable	(23,112)	37,883	140,901	(113,616)
Other Current Assets	(35,426)	(15,831)	(21,065	33,639
Other Current Liabilities	28,112	25,936	(13,996	(15,872)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	2,740,318	469,544	4,981,510	300,059
Net cash provided by Operating Activities	$277,476	$160,300	$21,564	$(6,941)

INVESTING ACTIVITIES
Long Term Investments	0	0	(5,360)	(11,273)
Purchase of Intangible Assets	(760,000)	(150,000)	(1,010,000)	(355,000)
Cash proceed for sale of investments	0	0	0	0
Property & Equipment	0	0	0	0
Deposits	0	0	0	0
Security Deposits Asset	0	0	0	0
Net cash provided by Investing Activities	$(760,000)	$(150,000)	$(1,015,360)	$(366,273)

FINANCING ACTIVITIES
Proceed from sale of Stock	229,463	0	793,063	0
Contribution by owners	0	0	0	0
Dividends Paid	0	0	0	0
Proceed from note payable	200,000	0	220,000	0
Net cash provided by Financing Activities	$429,463	$0	$1,013,063	$0

Net cash increase for period	$(53,061)	$10,300	$19,267	$(373,214)

Cash at beginning of period	$96,486	$100,669	$24,159	$484,183

Cash at end of period	$43,425	$110,969	$43,425	$110,969

The accompanying notes are an integral part of these condensed financial statements.

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of June 30, 2023.

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

Property and Equipment

Our property, plant, and equipment on June 30, 2023, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $431,184 in the second quarter of 2023. These came from sales of Elisee and our management services to real estate projects. Elisee sales accounted for $305,120 and $126,064 for real estate projects and management services. The Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Real estate projects were sold during this quarter but still generated revenue from consulting services.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $423,741, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $94,430.

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

Common stock equivalents totaling 686,486,378 as of June 30, 2023, and 227,001,268 and as of December 31, 2022, were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended June 30, 2023, and December 31, 2022 and therefore the effect would be anti-dilutive.

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

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program
what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1,5 million per year and we expect from 2023 to produce USD 2,5 million as we can offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 5,792,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects and Entertainment projects
what the intangible assets is to be used for	We invest into movie and game development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.
Duration for the construction / completion of the intangible assets	Each movie or game asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

As of the date of this report, we have not issued any debt securities. On May 12th the company finalized settlement of convertible note issued to Kodiak Capital Group, LLC that was assigned to MAMMOTH CORPORATION and settled via new class of shares in the company: Series E class shares. Mammoth and Company agreed on settlement of the note based with 40,000 E class shares with limit to convert to 11,000,000 common shares.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of June 30, 2023, the company issued a total 686,486,378 common shares with $0.0001 par value.

Preferred Shares

As of June 30, 2023, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 1,104,426 shares issued,
●	Preferred shares D, $0.01 par value, 1,000,000 shares Authorized, and 831,662 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 28,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued,

Common Stock Options

None

Common Stock Warrants

None , all previous were converted.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments

We occupy our sole corporate facilities at 17 State Street and Jungmannovo square 770/8, Prague, Czech Republic, for approximately $4,500 per month (including common area maintenance). The lease includes annual increases in the monthly lease payments of approximately 3% each year .

At June 30, 2023, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2023	$56,000
2024	$59,000
2025	$61,000

Total	$176,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings.

NOTE 7 - SUBSEQUENT EVENTS

Management is preparing AGM to increase level of authorized shares to fulfill company obligation related to BOXO movie acquisitions.

On May 26, 2023, Livento Group, Inc. and its subsidiary, Boxo Productions, Inc. entered into an Assignment and Purchase Agreement (the “APALO) with Loredo LLC (“LO”) whereunder it acquired interests in total of 45 projects valued at $22,320,641 from LO for 391,590,193 shares of our common stock. On May 26, 2023, Boxo Technology, Inc. entered into an Assignment and Purchase Agreement (the “APAWEW”) with West East Wind Limited (“WEWL”) whereunder Boxo Technology, Inc. will acquire certain rights in 3 gaming apps and transfer to WEWL of its interests in 2 real estate projects Thunder and Geminos (which are not further pursuing). The assets acquired from WEWL are valued under the APAWEW at $9,929,359.

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

RESULTS OF OPERATIONS

Comparison of three months ended June 2023 and 2022

The following analysis of the results of operations for the three months ended June, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended June 30, 2023 totaled $431,184. These came from sales of Elisee and our management services to real estate projects. We see approximately 90% increase compared to three months ended June 30, 2022 with $224,986.

Most of the revenue for the quarter that ended June 30, 2023, was derived from software fees in the USA and Europe markets. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients. BOXO movies that were acquired and already in in distribution will show revenues in 3Q 2023.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $423,741, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $94,430. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing. Our professional fees increased to $38,319 but giving much higher absolute revenue.

Advertising and promotion

Advertising and promotion totaled approximately $16,972 for the three months ended June 30, 2023 compared to approximately $12,292 for the three months ended June 30, 2022. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $196,815 for the three months ended June 30, 2023 compared to approximately $19,766 for the three months ended June 30, 2022. This increase is linked to company’s expansion in its business.

Professional fees

Professional fees totaled approximately $107,972for the three months ended June 30, 2023 compared to approximately $44,500 for the three months ended June 30, 2022. The amount is mainly used to cover our services on other projects and internal Livento structure.

Comparison of six months ended June 2023 and 2022

Revenues

Revenues generated during the six months ended June 30, 2023 totaled $922,651. These came from sales of Elisee and our management services to real estate projects.We see approximately 50% increase compared to six months ended June 30, 2022 with $680,202.

Most of the revenue for the quarter that ended June 30, 2023, was derived from software fees in the USA and Europe markets. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients. BOXO movies that were acquired and already in in distribution will show revenues in 3Q 2023.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $843,093, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $606,716. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $31,465 for the six months ended June 30, 2023 compared to approximately $34,826for the six months ended June 30, 2022. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $491,720 for the six months ended June 30, 2023 compared to approximately $24,927 for the six months ended June 30, 2022.

Professional fees

Professional fees totaled approximately $182,972 for the six months ended June 30, 2023 compared to approximately $45,000 for the six months ended June 30, 2022. The amount is mainly used to cover our services on other projects and internal Livento structure.

Stock based compensation

Stock based compensation costs was $3,726,621 for the six months ended June 30, 2023 compared to $0 for the six months ended June 30, 2022.

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

Risks Related to our Business

We have limited resources, and We may not be able to raise additional capital as it is needed to fund our operations and planned increased investment levels.

We operated at a net loss of $2,462,842for the period ended June 30, 2023, in addition to our cash resources, which were about $43,425 on June 30, 2023, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Stock Based Compensations in amount over $2 million. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse and Novelti software.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2023.

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

August 14, 2023	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

