Form 10-K/A
period 2022-12-31
Livento Group, Inc.
filed 2023-08-25
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-3

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and manager of Livento Group LLC prior to such transfer. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

Change in Control

In March, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and manager of Livento Group LLC prior to such transfer. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and man-ager of Livento Group LLC prior to such transfer. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and man-ager of Livento Group LLC prior to such transfer. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of August 2023.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	August 25, 2023
David Stybr	(Principal Executive Officer)

/s/ Bryon Jackson	Chief Financial Officer	August 25, 2023
Byron Jackson	(Principal Financial and Accounting Officer)

/s/Simon Sandoval	Director	August 25, 2023
Simon Sandoval

/s/ Michal Zelezny	Director	August 25, 2023
Michal Zelezny

