Form 10-Q
period 2023-09-30
Livento Group, Inc.
filed 2023-11-14
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number: 000-56457

Livento Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3999052
(State of incorporation)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000, New York, NY 10004	+1(980)432-8241
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	None
Name of each exchange on which registered:	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:	Common Stock, par value $0.0001
Name of each exchange on which registered:	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as September 30, 2023: 367,335,929

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of Dec 31, 2022	As of Sep 30, 2023
ASSETS
Current Assets
Checking/Savings
Cash	24,159	189,578
Total Checking/Savings	24,159	189,578

Accounts Receivable	489,910	367,204

Other Current Assets
Other Accounts Receivable	121,460	329,666
Inventories	0	0
Total Other Current Assets	121,460	329,666

Total Current Assets	635,529	886,448

Long Term Assets
Long Term Investments	9,952,880	341,470
Property & Equipment	0	51,637
Goodwill	0	0
Intangible Assets	15,118,847	49,266,263
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	(2,391,999)	(3,809,061)
Total Fixed Assets	22,679,728	45,850,309

TOTAL ASSETS	23,315,257	46,736,757

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	139,530	657,870
Credit Cards	0	0
Other Current Liabilities
Other Payables	62,549	54,293
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	62,549	54,293
Total Current Liabilities	202,079	712,164

Long-Term Liabilities
Co-Investments	3,046,017	3,315,970
Long-Term Busines Loans	0	26,383
Total Long-Term Liabilities	3,046,017	3,342,353

Total Liabilities	3,248,096	4,054,517

Equity
Additional Paid in Capital	32,493,023	61,221,669
Capital Stock	0	0
Common Stock	22,700	36,734
Common Stock to Issue after AGM	0	39,159
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	2,234	9,523
Retained Earnings	(12,450,797)	(18,635,864)
Non-Controling Interest	0	11,020
Total Equity	20,067,160	42,682,240

TOTAL LIABILITIES & EQUITY	23,315,257	46,736,757

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
ORDINARY ICOME/EXPENSE
Income
Revenues	586,643	350,000	1,509,294	1,030,202
Sales Discounts	0	0	0	0
Total Income	586,643	$350,000	$1,509,294	$1,030,202

Cost of Goods Sold
Merchant Account Fees	0	0	0	0
Professional fees RTS	91,249	183,134	697,966	226,879
Amortization RTS	736,170	419,353	1,579,263	1,258,058
Total COGS	$827,419	$602,487	$2,277,229	$1,484,937

Gross Profit	$(240,776)	$(252,487)	$(767,935)	$(454,734)

Expense
Advertising & marketing	283,907	17,399	315,372	52,226
Computer and Internet Expenses	0	0	0	0
Bank Charges	3,421	314	6,629	573
Commissions & fees	6,565	3,937	62,695	3,937
Contract labor	184,787	37,510	445,162	38,476
Contractors	2,105	0	2,602	0
General business expenses	7,341	12,857	20,711	21,183
Interest paid	0	0	0	0
Insurance	20	0	1,040	0
Legal & accounting services	45,703	11,235	80,400	26,264
Professional Fees	26,591	43,500	209,563	88,500
Office expenses	2,526	1,602	4,850	1,766
Payroll expenses	46,368	0	144,632	0
Rent	701	1,301	4,435	1,484
Travel	2,502	840	19,238	840
Uncategorized Expense	8	0	131	0
Stock based compensation	327,340	0	4,053,961	0
Taxes paid	175	0	1,415	0
Total Expense	$940,059	$130,496	$5,372,836	$235,249

Net Ordinary Income	$(1,180,835)	$(382,983)	$(6,140,771)	$(689,983)

Other Income/Expense
Other Income	298	100,000	287	100,000
Other Expense	0	0		0
Net Other Income	$298	$100,000	$287	$100,000

Net loss	$(1,180,537)	$(282,983)	$(6,140,484)	$(589,983)

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted	367,335,929	209,001,268	294,896,185	209,001,268

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	(1,180,537)	(282,983)	(6,140,484)	(589,983)
Other comprehensive income (loss):	1,847	0	2,335	0
Foreign currency translation adjustments	(32,171)	0	(44,584)	0
Total comprehensive loss	$(1,210,861)	$(282,983)	$(6,182,732)	$(589,983)

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2023	1,415,867	2,234	227,001,268	22,700	32,493,023	(12,450,797)	0	20,067,160
Change in Preferred shares	3,176,598	7,289						7,289
Change in Ordinary shares			531,924,854	53,192				53,192
Change in Additional Paid in Capital					28,728,646			28,728,646
Change in Accumulated Deficit						(6,185,068)		(6,185,068)
Change in Non-Controlling Interest							11,020	11,020
Balance at September 30, 2023	4,592,465	9,523	758,926,122	75,893	61,221,669	(18,635,864)	11,020	42,682,240

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at June 30, 2023	1,79,188	8,431	686,486,378	68,649	60,325,425	(7,423,156)	0	42,979,350
Change in Preferred shares	2,613,277	1,092						1,092
Change in Ordinary shares			72,439,744	7,244				7,244
Change in Additional Paid in Capital					896,243			896,243
Change in Accumulated Deficit						(1,212,708)		(1,212,708)
Change in Non-Controlling Interest							11,020	0
Balance at September 30, 2023	4,592,465	9,523	758,926,122	75,893	61,221,669	(18,635,864)	11,020	42,682,240

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2022	100	0	765,895,613	76,590	32,074,932	(11,963,639)	0	20,187,883
Change in Preferred shares	1,216,312	240						240
Change in Ordinary shares			(546,894,345)	(54,689)				(54,689)
Change in Additional Paid in Capital					104,449			104,449
Change in Accumulated Deficit						(589,983)		(589,983)
Change in Non-Controlling Interest							0	0
Balance at September 30, 2022	1,216,412	240	219,001,268	21,900	32,179,382	(12,553,622)	0	19,647,900

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at June 30, 2022	1,204,526	120	209,001,268	20,900	32,130,501	(12,270,639)	0	19,880,883
Change in Preferred shares	11,886	120						(120)
Change in Ordinary shares			10,000,000	1,000				1,000
Change in Additional Paid in Capital					48,880			(48,880)
Change in Accumulated Deficit						(282,983)		(282,983)
Change in Non-Controlling Interest								0
Balance at September 30, 2022	1,216,412	240	219,001,268	21,900	32,179,382	(12,553,622)	0	19,647,900

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended September 30,			Nine months ended September 30,
	2023		2022	2023	2022
OPERATING ACTIVITIES
Net Income		(1,180,537)	(282,983)	(6,140,484)		(589,983)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization		(32,415)	0	(21,617)		(21,617)
Stock based compensation		500,665	419,353	1,344,450		1,344,450
Foreign currency translation adjustments		327,340	0	4,053,961		4,053,961
Changes in operating assets and liabilities:		0	0
Accounts Receivable		(160,293)	(61,185)	134,175		134,175)
Accounts Payable		298,119	67,768	439,020		439,020)
Other Current Assets		(47,106)	(228)	(68,171)		(68,171)
Other Current Liabilities		75,887	44,839	61,890		(61,890)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:		962,198	470,546	5,943,708		5,943,708
Net cash provided by Operating Activities		$(218,340)	$187,563	$(196,776)		$(196,776)

INVESTING ACTIVITIES
Long Term Investments		0	(6,978)	(5,360)		(5,360)
Purchase of Intangible Assets		(240,000)	(2,240,000)	(1,250,000)		(1,250,000)
Cash proceed for sale of investments		0	2,000,000	0		0
Property & Equipment		0	0	0		0
Deposits		0	0	0		0
Security Deposits Asset		0	0	0		0
Net cash provided by Investing Activities		$(240,000)	$(246,978)	$(1,255,360)		$(1,255,360)

FINANCING ACTIVITIES
Proceed from sale of Stock		554,539	50,000	1,347,602		1,347,602
Contribution by owners		0	0	0		0
Dividends Paid		0	0	0		0
Proceed from note payable		49,953	0	269,953		269,953
Net cash provided by Financing Activities		$604,492	$50,000	$1,617,555		$1,617,555

Net cash increase for period	$	(146,152)	$(9,416)	$165,419	$	(165,419)

Cash at beginning of period		$43,425	$110,969	$24,159		$24,159

Cash at end of period		$189,578	$101,553	$189,578		$101,553

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of September 30, 2023.

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

Property and Equipment

Our property, plant, and equipment on September 30, 2023, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $586,643 in the third quarter of 2023. These came from sales of Elisee, our management services and movies. Movie revenues accounted for $95,000 direct revenue plus $110,000 as deferred development revenue and rest was for management services and Elisee. Movie revenues came up after first set of movies that BOXO Productions Inc had acquired. The Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Our management sercies are decreasing as we are shifting focus to movies.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $736,170, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $91,249.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development consist of consulting fees, direct labor and services associated with the development of Elisee functionality and Novelti developments.

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

Common stock equivalents totaling 367,335,929 as of September 30, 2023, and 227,001,268 and as of December 31, 2022, were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended September 30, 2023, and December 31, 2022 and therefore the effect would be anti-dilutive.

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

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of September 30, 2023, the company issued a total 367,335,929 common shares with $0.0001 par value.

Preferred Shares

As of September 30, 2023, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 3,636,806 shares issued,
●	Preferred shares D, $0.01 par value, 1,000,000 shares Authorized, and 915,559 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

Common Stock Options

None

Common Stock Warrants

None, all previous were converted.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments

We occupy our sole corporate facilities at 17 State Street and Jungmannovo square 770/8, Prague, Czech Republic, for approximately $4,500 per month (including common area maintenance). The lease includes annual increases in the monthly lease payments of approximately 3% each year.

At September 30, 2023, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2023	$56,000
2024	$59,000
2025	$61,000

Total	$176,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings.

NOTE 7 - SUBSEQUENT EVENTS

Livento Group finalized form10 procedure with SEC and got approval on 1th of November 2023.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 2023 and 2022

The following analysis of the results of operations for the three months ended September, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended September 30, 2023 totaled $586,643. These came from sales of Elisee and our management services and movie projects. We see approximately 67%  increase compared to three months ended September 30, 2022 with $350,000.

Most of the revenue for the quarter that ended September 30, 2023, was derived from software fees in the USA and Europe markets and as well movie projects under BOXO Productions. Movie revenues belong to acquired movies during 2023 where initial two movies out of our 45 projects successfully entered distribution.

Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $736,170, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $91,249. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing. Our professional fees are $26,591 giving much higher absolute revenue.

Advertising and promotion

Advertising and promotion totaled approximately $283,907 for the three months ended September 30, 2023 compared to approximately $17,399 for the three months ended September 30, 2022. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $184,787 for the three months ended September 30, 2023 compared to approximately $37,510 for the three months ended September 30, 2022. This increase is linked to company’s expansion in its business.

Professional fees

Professional fees totaled approximately $26,591 for the three months ended September 30, 2023 compared to approximately $43,500 for the three months ended September 30, 2022. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

Comparison of nine months ended September 2023 and 2022

Revenues

Revenues generated during the nine months ended September 30, 2023 totaled $ 1,509,294. These came from sales of Elisee and our management services and movie projects under BOXO Productions, Inc. We see approximately 50% increase compared to nine months ended September 30, 2022 with $ 1,030,202.

Most of the revenue for the quarter that ended September 30, 2023, was derived from software fees in the USA and Europe markets. Management believes that the increased revenues are related to our expanded staffing. BOXO movie revenues are recorded in 3rd quarter 2023.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,579,263, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and movies in amount of $697,966. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $315,372 for the nine months ended September 30, 2023 compared to approximately $52,226 for the nine months ended September 30, 2022. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $445,162 for the nine months ended September 30, 2023 compared to approximately $38,476 for the nine months ended September 30, 2022.

Professional fees

Professional fees totaled approximately $209,563 for the nine months ended September 30, 2023 compared to approximately $88,500 for the nine months ended September 30, 2022. The amount is mainly used to cover our services on other projects and internal Livento structure and movie developments.

Stock based compensation

Stock based compensation costs was $ 4,053,961 for the nine months ended September 30, 2023 compared to $0 for the nine months ended September 30, 2022.

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

We operated at a net loss of $1,180,537 for the period ended September 30, 2023, in addition to our cash resources, which were about $189,577 on September 30, 2023, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Amortization and Stock Based Compensations. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse, Novelti software and movie projects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2023.

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

November 14, 2023	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

