Form 10-K
period 2023-12-31
Livento Group, Inc.
filed 2024-04-01
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $14,301,080 as of the last business day of the fiscal quarter ended December 31, 2023, based on the closing price $0.0630per share for the common stock on such date as traded on the OTCPINK.

As of December 31, 2023, the registrant had 812,799,962 shares of its common stock, par value $0.0001 per share, outstanding.

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

Per our plans from last year, the Company does not plan to continue in its real estate activities, and it sold its current projects, and will not pursue new opportunities in this segment. On May 26, 2023, Boxo Productions, Inc. (“Boxo”) entered into an Assignment and Purchase Agreement (the “APALO) with Loredo LLC (“LO”) whereunder we acquired interests in total of 45 projects valued at $22,320,641 from LO for 391,590,193 shares of our common stock. On May 26, 2023, Boxo Technology, Inc. entered into an Assignment and Purchase Agreement (the “APAWEW”) with West East Wind Limited (“WEWL”) whereunder Boxo Technology, Inc. will acquire certain rights in 3 gaming apps and transfer to WEWL of its interests in 2 real estate projects Thunder and Geminos (which are not further pursuing). The assets acquired from WEWL are valued under the APAWEW at $9,929,359.

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

Employees

We currently have eleven employees and consultants. Three of our employees are specialized in Elisee development, three are engaged in Financial Management, and two are involved in administrative positions. The remaining employees are engaged in various management positions. We anticipate hiring additional employees or consultants over the next months to support the growth of BOXO. None of our employees are covered by a collective bargaining agreement.

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

Item 3. Legal Proceedings.

There is one legal proceeding currently running, where the plaintiff has filed a civil lawsuit against the company in California. The case alleges the company failed to pay the plaintiff for services rendered. The company contends no services of value were provided by plaintiff. The company has retained counsel and is defending the matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is included on the Pink Sheets under the Symbol NUGN and is currently quoted at $0.01 with active trading. There are approximately 95 holders of record of our common stock. Other holders have their stock deposited at brokers and their shares are in street name.

We have not paid any cash dividends to date, but should the company’s needs allow it, the Board of Directors intends to declare dividends from future earnings.

We have not authorized the issuance of securities under retirement, pension, profit sharing, stock option, or other equity compensation plans.

The reported closing price was $0.0105 on March 9, 2024.

Period			High	Low
October 1, 2023	-	December 31, 2023	.019	.008
July 1,2023	-	September 30, 2023	.060	.007
April 1, 2023	-	June 30, 2023	.078	.018
January 1, 2023	-	March 31, 2023	.107	.046
October 1, 2022	-	December 31, 2023	.120	.050
July 1, 2022	-	September 30, 2022	.198	.027
April 1, 2022	-	June 30, 2022	.200	.014
January 1, 2022	-	March 31, 2022	.065	.004
October 1, 2021	-	December 31, 2021	.048	.007
July 1, 2021	-	September 30, 2021	.045	.005
April 1, 2021	-	June 30, 2021	.023	.004
January 1, 2021	-	March 31, 2021	.018	.003
October 1, 2020	-	December 31, 2020	.008	.002
July 1, 2020	-	September 30, 2020	.019	.003
April 1, 2020	-	June 30, 2020	.037	.001
January 1, 2020	-	March 31, 2020	.003	.001

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

New movies are lined up every month, and our producer team chooses the one with the highest added value for shareholders regarding current cash flow and potential movie effects.

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of December 31, 2023.

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

2	Management service income	The company rendered Management services to (Global Dot Logistics, Retinvest-AB, Thun Development Services and others) contains mainly, but not limited to:	The company recognize revenue when the services have been provided

-	budgeting

-	contract check and preparation

-	project works

-	reporting and control of works

Going Concern

The Company’s financial statements, as of December 31, 2023, are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has tried to establish an ongoing and stable source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated a net loss of $6,546,152 as of December 31, 2023. The Company loss is caused mainly due to high depreciation and stock base compensations. The cash balances as of December 31, 2023, were $30,634. These factors, among others, support the ability of the Company to continue to fulfill its targets.

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

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,677,410, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $393,879. Most of the revenue for the quarter that ended December 31, 2023, was derived from software fees. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients. Our expenses were $482,347, mainly professional fees, contracted labor, cloud fees, servers, and legal expenses. We sold first part of our real estate project with $100,000 profit and we seek to continue in this trend as real estate sales attitude is getting better in European residential market in first quarter 2023.

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

Managements’ discussion of the periods ended 2023

We had revenue of $2,005,789 during year 2023. These came from sales of Elisee and our management services. Elisee sales accounted for $ 1,444,000 and rest for movies and management services.

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,865,862, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $1,074,694. Most of the revenue for the quarter that ended December 31, 2023, was derived from software fees. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients. Our expenses were $1,531,712, mainly professional fees, contracted labor, cloud fees, servers, and legal expenses.

Professional fees increased during this period as we hired services to develop Elisee and more people in administration regarding the process of getting form10 procedure completed and uplising to OTCQB. Compared to the previous period, we took larger office space to accommodate more people’s needs. All of the above resulted in a net operation loss of $6,546,440 where $4,079,961 are stock issued compensations.

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

Assets

Name of the intangible asset	A&I machine learning program
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1,5 million per year and we expect from 2025 to produce USD 2,8 million as we are able to offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A & I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes the asset at 33.33% per annum using the straight method.
Amount expended on research.	Research expenses are currently USD 6,032,230 including initial acquisition of the asset and continues investments into data, consultants and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.
Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
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

Amount expended on research	The cost to produce this asset is currently $ 32,657,257 and contains works of people, licenses and acquisition of projects.

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

We had $30,634 cash on hand on December 31, 2023. This is adequate for our planned operations through the end of 2023. In addition, we have receivables from Elisee and management services $682,138. To build the BOXO brand fully, the Company intends to rely on increased net income and cash inflow in the coming year. In addition, we also plan to receive additional investments for our business through private equity sales. However, we can give no assurance that we will realize the goals.

Our receivables are mainly due from clients using Elisee software as the clients were experiencing high market volatility and delayed several payments. The situation is resolving and management anticipates that all delayed payments should be done received during Q1 2024. Our billing for Elisee is generally quarterly, with payment up to 60 days, thus creating a need for working capital.

Our contracts for Elisee are generally 24 months, providing stable revenue and cash flow. We are engaged in the production of five movies, that will be filmed during 2024. Our movie industry investments appear on our balance sheet as these are not costs but direct investments as we acquire intellectual property in target movie companies. Each movie is produced in separate company so risk of failure is mitigated for Livento as a holding company.

Our debt is mainly operational liabilities, payments for rent, professional fees, and marketing. We will pay these outstanding amounts as they come due and our receivables come in the company. We have as well several co-investment loan agreements with private investors for our movie production in amount of $ 3,402,020.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the years ended December 31, 2022 and December 31, 2023, we issued the following unregistered equity securities:

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g., for cash or debt conversion)-OR-Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.

02/02/2022	New	15 691 925	Common	Adam R. Long, Puerto Rico, Oasis Capital LLC	Conversion of Note	Unrestricted
02/25/2022	Cancellation	- 58 682 594	Common	Milan Hoffman	Cancellation	Restricted	144
02/25/2022	New	586 826	Preferred C	Milan Hoffman	Services/payment	Restricted	144
02/28/2022	New	378 000	Preferred C	Judah A. Sternhill	Purchase	Restricted	144
02/28/2022	New	200 000	Preferred C	Frank J. Hariton	Services/payment	Restricted	144
02/28/2022	Cancellation	-500 000 000	Common	Milan Hoffman	Return to unissued authorized status	Restricted	144
02/28/2022	Cancellation	- 37 800 000	Common	Judah A. Sternhill	Purchase	Restricted	144
02/28/2022	Cancellation	- 20 000 000	Common	Frank J. Hariton	Services/payment	Restricted	144
03/01/2022	New	15 898 682	Common	Tiger Trout Capital LLC, Puerto Rico, Alan Masley	Conversion of Note	Unrestricted
03/03/2022	New	9 032 080	Common	Abra Prince	Conversion of Note	Unrestricted
03/11/2022	New	39 600	Preferred C	Eagle Equities LLC, Yanky Borenstein	Purchase	Restricted	144
03/14/2022	New	5 000 000	Preferred	David Štýbr	Control block	Restricted	144
03/23/2022	New	9 482 781	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
04/01/2022	New	9 482 781	Common	Sandy Miles	Conversion of Note	Unrestricted
06/21/2022	Cancellation	- 5 000 000	Preferred C	David Štýbr	Cancellation	Restricted	144
07/19/2022	New	10 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
07/19/2022	New	5 000	Preferred D	Milan Behro	Purchase	Restricted	144

07/25/2022	New	5 319	Preferred D	Kerberos Invest sro, Jan Zikmunda	Purchase	Restricted	144
08/05/2022	New	1 667	Preferred D	Cedric Herlinda Jan Francois	Purchase	Restricted	144
09/01/2022	New	141 250	Preferred D	West East Wind Ltd, Petr Horvath	Compensation	Restricted	144
09/09/2022	New	5 000	Preferred D	Roman Kacin	Purchase	Restricted	144
09/14/2022	New	1 625	Preferred D	Jonathon Paul Tingle	Purchase	Restricted	144
10/20/2022	New	3 704	Preferred D	Samuel Lachlan Rose	Purchase	Restricted	144
10/27/2022	New	2 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
11/04/2022	New	4 025	Preferred D	James Conerly	Purchase	Restricted	144
11/09/2022	New	4 025	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
11/10/2022	New	1 646	Preferred D	Laura Kojamanian	Purchase	Restricted	144
11/11/2022	New	1 610	Preferred D	James D. Opfar	Purchase	Restricted	144
11/11/2022	New	1 610	Preferred D	Seth Rush	Purchase	Restricted	144
11/17/2022	New	2 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
11/17/2022	New	2 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
11/21/2022	New	3 317	Preferred D	Richard James Parker	Purchase	Restricted	144
11/28/2022	New	4 166	Preferred D	Richard James Parker	Purchase	Restricted	144
12/07/2022	New	4 000 000	Common	Kalimdor LLC, Ales Kudrna	Conversion of Note	Unrestricted
12/21/2022	New	380	Preferred D	Michael Henriksen	Compensation	Restricted	144
12/27/2022	New	25 000	Preferred D	Greg Weinberg	Purchase	Restricted	144

Date of Transaction	Transaction type	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to	Reason for share issuance	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
01/11/2023	New	7 000 000	Common	Kalimdor LLC	Conversion of the Note	Unrestricted
01/05/2023	New	20 000	Preferred D	Tom Miguel Claude Thomas	Purchase	Restricted	144
01/09/2023	New	10 000	Preferred D	Phil Chemerika	Purchase	Restricted	144
01/10/2023	New	8 540	Preferred D	Phil Chemerika	Purchase	Restricted	144
01/03/2023	New	909	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
01/04/2023	New	3 333	Preferred D	Taneesha Pounder	Purchase	Restricted	144
01/03/2023	New	3 571	Preferred D	Seth Rush	Purchase	Restricted	144
01/03/2023	New	430	Preferred D	Michael Henriksen	Rewards	Restricted	144
01/10/2023	New	4 340	Preferred D	Edward Suksdorf JR.	Rewards	Restricted	144
01/03/2023	New	455	Preferred D	Joseph M. Pankowski	Rewards	Restricted	144
01/25/2023	New	220	Preferred D	Michael Henriksen	Rewards	Restricted	144
02/16/2023	New	4 000 000	Common	Kalimdor LLC	Conversion of the Note	Unrestricted
02/01/2023	New	2 702	Preferred D	Mark Reichl	Rewards	Restricted	144
02/08/2023	New	6 410	Preferred D	Aaron S Holder	Purchase	Restricted	144
02/09/2023	New	2 040	Preferred D	Erik Reynolds	Purchase	Restricted	144
02/09/2023	New	3 191	Preferred D	Christopher Korba	Purchase	Restricted	144
02/16/2023	New	11 212	Preferred D	D Claw Inc	Purchase	Restricted	144
02/17/2023	New	3 600	Preferred D	Aaron S Holder	Purchase	Restricted	144
02/21/2023	New	12 500	Preferred D	Tom Miguel Claude Thomas	Purchase	Restricted	144
02/24/2023	New	3 369	Preferred D	Jan Horyna	Rewards	Restricted	144
02/24/2023	New	2 997	Preferred D	Jan Valenta	Rewards	Restricted	144
02/24/2023	New	1 500	Preferred D	Katerina Zelezna	Rewards	Restricted	144
02/24/2023	New	1 500	Preferred D	Michaela Zelezna	Rewards	Restricted	144
02/24/2023	New	20 000	Preferred D	Vaclava Zelezna	Rewards	Restricted	144
02/24/2023	New	40 636	Preferred D	Michal Zelezny	Rewards	Restricted	144
02/27/2023	New	1 041	Preferred D	Madison Geidl	Purchase	Restricted	144
02/27/2023	New	5 000	Preferred D	Roman Kacin	Purchase	Restricted	144
02/27/2023	New	5 000	Preferred D	Christopher Korba	Purchase	Restricted	144
03/06/2023	New	6 250	Preferred D	VVT (Hana Hajová)	Purchase	Restricted	144
03/07/2023	New	1 250	Preferred D	Jonathon Paul Tingle	Purchase	Restricted	144
03/07/2023	New	420	Preferred D	Michael Henriksen	Rewards	Restricted	144

03/07/2023	New	20 000	Preferred D	Daniel Michálek	Rewards	Restricted	144
03/09/2023	New	13 888	Preferred D	Greg Weinberg	Purchase	Restricted	144
03/13/2023	New	6 250	Preferred D	Kerberos Invest sro	Purchase	Restricted	144
03/13/2023	New	4 533	Preferred D	Romano Capital LLC	Rewards	Restricted	144
03/28/2023	New	14242	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
03/29/2023	New	50 000	Preferred D	Michael Henriksen	Rewards	Restricted	144
03/29/2023	New	350	Preferred D	Michael Henriksen	Rewards	Restricted	144
03/14/2023	Cancellation	100 000	Preferred C	FRANK J HARITON	Conversion of Pref C shares to common shares	Unrestricted
03/14/2023	New	10 000 000	Common	FRANK J HARITON	Conversion of Pref C shares to common shares	Restricted	144
24/05/2023	New	8 000 000	Common	David Stybr	Rewards for employe	Restricted	144
24/05/2023	New	2 000 000	Common	Bryon Jackson	Rewards for employe	Restricted	144
24/05/2023	New	3 082 500	Common	Justin Mathews	Conversion of Pref D shares to common shares	Restricted	144
24/05/2023	New	474 600	Common	Cedric Herlinda Jan Francois	Conversion of Pref D shares to common shares	Restricted	144
24/05/2023	New	7 000 000	Common	David Zich	Conversion of Pref D shares to common shares	Restricted	144
26/06/2023	New	5 000 000	Common	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
22/05/2023	New	2 801 120	Common	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
09/05/2023	New	4 000 000	Common	Kalimdor LLC	Conversion of the note	Unrestricted

31/05/2023	New	4 536 697	Common	Kalimdor LLC	Conversion of the note	Unrestricted
28/06/2023	New	10 000 000	Common	Zied Loukil	Payment for purchase of Novelti to Livento Europe a.s.	Restricted	144
05/04/2023	New	5 263	Preferred D	Muhammad A. Anwar	Purchase	Restricted	144
20/04/2023	New	79	Preferred D	Cedric Herlinda Jan Francois	Rewards for employe	Restricted	144
21/04/2023	New	6 578	Preferred D	Greg Weinberg	Purchase	Restricted	144
21/04/2023	New	4 882	Preferred D	Romano Capital LLC	Invoice payment	Restricted	144
27/04/2023	New	4 000	Preferred D	Oldrich Muller	Rewards	Restricted	144
27/04/2023	New	15 150	Preferred D	Michael Henriksen	Rewards for employe	Restricted	144
27/04/2023	New	825	Preferred D	Justin Mathews	Rewards for employe	Restricted	144
03/05/2023	New	49 775	Preferred D	BFLEX SINGLE MEMBER I.K.E.	Payment of the Convertible Loan to the counterparty	Restricted	144
12/05/2023	New	2 500	Preferred D	Robert Andrew Edwards	Purchase	Restricted	144
24/05/2023	New	30 000	Preferred D	Justin Mathews	Exercise of a warrant by an employee	Restricted	144
24/05/2023	New	3 000	Preferred D	Cedric Herlinda Jan Francois	Exercise of a warrant by an employee	Restricted	144
24/05/2023	New	70 000	Preferred D	David Zich	Exercise of a warrant by an employee	Restricted	144
25/05/2023	New	3 333	Preferred D	James Conerly	Purchase	Restricted	144
30/05/2023	New	3 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
31/05/2023	Cancellation	-30 825	Preferred D	Justin Mathews	Conversion of Pref D shares to common shares	Restricted	144
31/05/2023	Cancellation	-4 746	Preferred D	Cedric Herlinda Jan Francois	Conversion of Pref D shares to common shares	Restricted	144
31/05/2023	Cancellation	-70 000	Preferred D	David Zich	Conversion of Pref D shares to common shares	Restricted	144

12/06/2023	New	1 900	Preferred D	Donovan Patterson	Purchase	Restricted	144
12/06/2023	New	200 000	Preferred D	West East Wind Ltd, Petr Horvath	Purchase	Restricted	144
12/06/2023	New	150	Preferred D	Michael Henriksen	Rewards for employe	Restricted	144
27/06/2023	New	25 000	Preferred D	Tomáš Salajka	Rewards	Restricted	144
27/06/2023	New	5 973	Preferred D	Romano Capital LLC, Chris Pye	Invoice payment	Restricted	144
27/06/2023	New	2 802	Preferred D	Romano Capital LLC, Chris Pye	Invoice payment	Restricted	144
22/05/2023	New	6 000	Preferred E	Mammoth Corporation	Conversion of old note	Unrestricted
24/05/2023	New	-6 000	Preferred E	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
23/05/2023	New	34 000	Preferred E	Mammoth Corporation	Conversion of old note	Unrestricted
26/06/2023	New	-6 000	Preferred E	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
30/05/2023	New	10 000	Preferred F	Mammoth Corporation	Purchase	Restricted	144
27/06/2023	New	5 000	Preferred F	Mammoth Corporation	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Alexandre Labelle	Purchase	Restricted	144
07/12/2023	New	50 000	Preferred D	James Boone	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Taylor Mitchell Johnson	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Daniel Edwin Powell	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Brandon J Brunn	Purchase	Restricted	144
07/12/2023	New	5 000	Preferred D	Laval Luca-Perry	Purchase	Restricted	144
07/12/2023	New	12 500	Preferred D	Nicholas P Jones	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Veera Raghava Reddy Kothakota	Purchase	Restricted	144

07/25/2023	New	10 000	Preferred D	Anthony George Bollin	Purchase	Restricted	144
07/25/2023	Cancellation	-47 000	Preferred D	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
07/25/2023	New	4 700 000	Common	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
07/25/2023	New	17 647	Preferred D	International Liquidity LLC	Rewards	Restricted	144
07/28/2023	Cancellation	-94 250	Preferred D	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
07/28/2023	New	9 425 000	Common	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
08/02/2023	New	630 556	Common	Romano Capital LLC, Chris Pye	Invoice payment	Restricted	144
08/02/2023	New	-3 000	Preferred E	Mammoth Corporation	Conversion of Pref E shares to Common shares	Restricted	144
08/02/2023	New	3 125 000	Common	Mammoth Corporation	Conversion of Pref E shares to common shares	Unrestricted
08/08/2023	New	186 111	Common	Michael Henriksen	Invoice payment	Restricted	144
08/10/2023	New	2 000 000	Common	Ashwin Hassija	Rewards for employe	Restricted	144
08/10/2023	New	4 000 000	Common	David Zich	Rewards for employe	Restricted	144
08/10/2023	New	2 000 000	Common	Justin Mathews	Rewards for employe	Restricted	144
08/10/2023	New	1 000 000	Common	Cedric Herlinda Jan Francois	Rewards for employe	Restricted	144
08/10/2023	New	4 000 000	Common	David Stybr	Rewards for employe	Restricted	144
08/10/2023	New	1 000 000	Common	Willem van der Meer	Rewards for employe	Restricted	144
08/10/2023	New	2 000 000	Common	FRANK J HARITON	Rewards for employe	Restricted	144

08/10/2023	New	1 000 000	Common	Hamon Francis Fytton	Rewards for employe	Restricted	144
08/10/2023	New	500 000	Common	Yobe Consulting LLC	Rewards for employe	Restricted	144
08/10/2023	New	500 000	Common	Kevin Springstead	Rewards for employe	Restricted	144
08/10/2023	New	2 000 000	Common	INNOVEXA LIMITED	Rewards for employe	Restricted	144
08/22/2023	New	7 500	Preferred D	Nicholas P Jones	Purchase	Restricted	144
09/05/2023	New	200 000	Preferred C	Greg Weinberg	Purchase	Restricted	144
09/11/2023	New	65 000	Preferred C	Greg Weinberg	Purchase	Restricted	144
09/11/2023	New	12 500	Preferred D	Laval Lucas-Perry	Purchase	Restricted	144
09/11/2023	New	10 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
09/14/2023	New	100 000	Preferred C	Nicholas P Jones	Purchase	Restricted	144
09/18/2023	New	2 500 000	Preferred C	Michael Henriksen	Purchase	Restricted	144
09/19/2023	New	238 000	Common	Jeffrey J Coutley	Purchase	Restricted	144
09/19/2023	New	873 077	Common	Romano Capital LLC	Invoice payment	Restricted	144
9/29/2023	Cancellation	-332 620	Preferred C	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
09/19/2023	New	33 262 000	Common	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
10/03/2023	New	50 000	Preferred D	Muhammad A. Anwar	Purchase	Restricted	144
10/11/2023	Cancellation	-34 350	Preferred C	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
10/11/2023	New	3 435 000	Common	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
10/11/2023	New	20 000 000	Common	BFLEX SINGLE MEMBER IKE	Conversion of note	Restricted	144

10/11/2023	Cancellation	-49 775	Preferred D	BFLEX SINGLE MEMBER IKE	Conversion of Pref D shares	Restricted	144
10/11/2023	New	4 977 500	Common	BFLEX SINGLE MEMBER IKE	Conversion of Pref D shares	Restricted	144
10/17/2023	New	16 129 032	Common	NexGenAI Holding Group, Inc.	invoice payment	Restricted	144
10/30/2023	New	50 000	Preferred D	James Boone	Purchase	Restricted	144
10/30/2023	New	810 714	Common	Romano Capital LLC	Invoice payment	Restricted	144
10/30/2023	New	391 590 193	Common	Loredo Investment Limited	APALO contract	Restricted	144
11/10/2023	New	27 500	Preferred D	Seth Rush	Purchase	Restricted	144
11/10/2023	New	45 454	Preferred D	Richard James Parker	Purchase	Restricted	144
11/10/2023	New	1 811 594	Common	914 Ventures LLC	Reward	Restricted	144
11/15/2023	New	20 000	Preferred D	Roman Kacin	Purchase	Restricted	144
11/21/2023	Cancellation	-66 950	Preferred D	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144
11/21/2023	New	6 695 000	Common	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144
11/28/2023	New	50 000	Preferred D	Tom Miguel Claude Thomas	Purchase	Restricted	144
12/11/2023	New	100 000	Preferred D	Justin Mathews	Rewards	Restricted	144
12/11/2023	New	10 000	Preferred D	Aaron S Holder	Purchase	Restricted	144
12/15/2023	New	200 000	Preferred D	Aaron S Holder	Purchase	Restricted	144
12/19/2023	Cancellation	-150	Preferred D	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144
12/19/2023	New	15 000	Common	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Director and members of Livento Group, Inc

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Livento Group, Inc (the “Company”) as of December 31, 2023, and 2022 and the related statements of operations, changes in the stockholders equity and cash flows, for each of the two years in the period ended December 31, 2023, and 2022, and the related notes collectively referred to as the “financial statements”.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, and 2022, in conformity with U.S. generally accepted accounting principles.

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

Intangible Assets

As disclosed in Note 8 to the financial statements Boxo Production Inc a wholly owned subsidiary of Livento Group, Inc acquired a varieties of intellectual properties e.g motion pictures, television, internet, and other entertainment project from Loredo Investment Limited worth of $22,320,641 through the issuance of 391,590,193 common shares of Livento Group, Inc

We identified the Audit of valuation of the intangible assets as a critical audit matter because it relates to an account disclosure, and it is material to the financial statements and management assumptions used in arriving at the amount of the shares issued as consideration for the acquired assets. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor’s judgement and an increased extent of effort.

The primary procedures we performed include:

1.	We reviewed and challenged the reasonableness of key management assumptions used in arriving at the number of shares issued.
2.	We reviewed the signed assignment and purchase agreements between parties.
3.	We assessed the suitability of the method used by the Management and Loredo Investment Limited in arriving at purchase price of the movie assets.
4.	We review and challenge the method used by the management in determining the market value of the issued shares.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

 PCAOB 5968

We have served as the Company’s auditor since November 2022.

March 28th, 2024

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	30,634	24,159
Account receivables	682,138	489,910
Other current assets	355,001	121,460
Total Current Asset	1,067,773	635,529

Non-Current Assets
Long term investments	654,288	9,952,880
Intangible Assets (net)	45,137,942	12,726,847
Total Non-Current Assets	45,792,230	22,679,728
Total Assets	$46,860,003	$23,315,257

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	323,936	139,530
Short term business loan	85,665	62,549
Total current liabilities	$409,602	$202,079
Long-Term Liabilities
Co-Investments	3,428,403	3,046,017
Total Long-Term Liabilities	$3,428,403	$3,046,017
Total Liabilities	$3,838,005	$3,248,096

Stockholder’s Equity:
Preferred stock A, $0.0001 par value, 100 shares authorized and issued at 12/31/2023 and 12/31/2022 respectively.	0	0
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 1,204,426 shares issued at 12/31/2023 and 12/31/2022 respectively.	120	120

Preferred stock Class D $0.01 par value, 4,000,000 shares Authorized, and 211,344 shares issued at 12/31/2023 and 12/31/2022 respectively.	2,113	2,113

Common stock, $0.0001 par value, 500,000,000 shares Authorized, 227,001,268 shares issued at 12/31/2023 and 12/31/2022 respectively.	22,700	22,700

Additional paid-in capital	61,939,774	32,493,023
Accumulated deficit	(18,917,776)	(12,450,797)
Stockholders’ Equity	$43,021,998	$20,067,160

Total Liabilities and Stockholder’s Equity	$46,860,003	$23,315,257

The accompanying notes are an integral part of these consolidated financial statements.

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenue	$2,005,789	$1,966,202
Cost of revenue	2,940,555	2,071,289
Gross Margin	(934,767)	(105,087

General and Admin Expense	5,396,566	358,231
Professional Fee	209,563	120,750
Rent Expense	5,544	3,366
	5,611,673	482,347
Taxation	-	-
Loss from operations	(6,546,440)	(587,434)
Other Income / (Expense)	288	100,277)
Net loss for the year	$(6,546,152)	$(487,158)

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Accumulated Deficit	Shareholder’s equity
Balance as of January 1, 2022	100	0	-	-	-	-	765,895,613	76,590	32,074,932	-11,963,639	20,187,883
Conversion of Note	-	-	-	-	-	-	77,588,249	7,759	-7,759		-
Issuance of Series C Preferred Shares to David Stybr and their cancelation	-	-	-	-	-	-	-	-	-	-	-
Series D Preferred Shares issued for services	-	-	-	-	141,630	1416	-	-	-1,416	-	-
Sales of Series D Preferred Shares	-	-	-	-	69,714	697	-	-	365,738	-	366,435
Cancelation of Common shares and their transformation to Series C Preferred Shares	-	-	1,164,826	116	-	-	-116,482,594	-11,648	11,532	-	0
Cancelation of Common shares by former director	-	-	-	-	-	-	-500,000,000	-50,000	50,000	-	-
Sales of Series C Preferred Shares	-	-	39,600	4	-	-	-	-	-4	-	-0
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-487,158	-487,158
Balance as of December 31, 2022	100	0	1,204,426	120	211,344	2,113	227,001,268	22,700	32,493,023	-12,450,797	20,067,160

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Additional Paid in capital	Non-controlling interest	Accumulated Deficit	Shareholder’s equity
Balance as of January 1, 2023	100	0	1,204,426	120	211,344	2,113	-	-	-	-	227,001,268	22,700	32,493,023	-	-12,450,797	20,067,160
Sales of Series C Preferred Shares	-	-	2,681,495	268	-	-	-	-	-	-	-	-	-	-	-	268
Sales of Series D Preferred Shares	-	-	-	-	1,533,990	15,339.90		-		-	-	-	-	-	-	15,340
Transformation of Preferred share class and transformation to Common shares	-	-	-283,465	-28	-393,696	-3,936		-		-	194,208,501	19,421	-	-	-	15,457
Change in additional paid capital	-	-	-	-	-	-	-	-	-	-	-	-	29,446,751		-	29,446,751
Livento Europe Non-controlling stake	-	-	-	-	-	-	-	-	-	-			-	11,020		11,020
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-6,573,159	-6,573,159
Sales of Preferred Shares E and F							30,000	3,00	10.000	1						4
Common shares issued for assets acquisitoins											391,590,193	39,159				39,159
Balance as of December 31, 2023	100	0	3,602,456	360	1,351,638	13,515.94	30,000	3	10,000	1	812,799,962	81,280	61,939,774	11,020	-19,023,956	43,021,998

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2023	For the Year Ended December 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,546,152)	$(487,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,839,634	1,677,410
Shares issued for services	4,079,961	0
Changes in operating assets and liabilities:
Accounts Receivable	(180,758)	(489,910)
Accounts Payable	105,086	(119,370)
Other Current Assets	(67,427)	(121,460)
Other Current Liabilities	340,314	62,549
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	6,113,012	1,009,219
Net Cash Used in Operating Activities	(-433,140)	522,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	(5,360)	(23,521)
Purchase of Intangible Assets	(1,408,600)	(3,455,000)
Cash proceed for sale of investments	0	2,000,000
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net Cash Used in Investing Activities	(1,413,960)	(1,478,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of Stock	1,497,572	366,435
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	356,003	130,000
Net Cash Provided by Financing Activities	1,853,575	496,435

NET INCREASE IN CASH	6,475	(460,024)

CASH AT BEGINNING OF YEAR	24,159	484,183

CASH AT END OF YEAR	$30,634	$24,159

The accompanying notes are an integral part of these financial statements.

LIVENTO GROUP, INC

Notes to Consolidated Financial Statements

December 31, 2023, and 2021

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

Change in Control

In March, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and manager of Livento Group LLC prior to such transfer, and has over $19,000,000 invested in the entity. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC.

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

Basis of Consolidation

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of December 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, and 2023 there is $24,159 and $30,634 in cash equivalent.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write- off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $0 and $0 as of December 31, 2023, and December 31, 2022, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2023 and 2022.

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

The company rendered Management services to (Global Dot Logistics, Retinvest-AB, Thun Development Services) contains consultingt services mainly, but not limited to:

- budgeting

- contract check and preparation

- project works

- reporting and control of works

- analysis of available opportunities for acquisitions

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

NOTE 4 – PREFERRED STOCK AND STOCKHOLDERS DEFICIT

Amendments to Articles of Incorporation

On October 18th, 2023, the Company amended its Articles of Incorporation giving its Board of Directors the power to issue up to 1,000,000,000 shares of Common Stock, and to fix the rights, preferences and privileges of each class of common stock so created. No shareholder approval is required in connection with the creation of classes of preferred stock under this authority and the setting of the rights, preferences, and privileges of such shares. The Board of Directors acted to create new series of preferred shares, Series D Preferred Stock.

Series C Preferred Stock

On December 31, 2023, Livento Group, Inc had total 3,602,456 shares of our Series C Preferred Shares. The Series C Preferred Shares have preference in liquidation and are convertible into common shares. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2023, the Company issued 1,351,638 Series D preferred shares from 1 million (1,000,000) shares authorized. The par value is $0.01 per share.

Series E Preferred Stock

Series E Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2023, the Company issued 28,000 Series E preferred shares from 40 thousand (40,000) shares authorized. The par value is $0.0001 per share.

Series F Preferred Stock

Series F Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2023, the Company issued 15,000 Series F preferred shares from 75 thousand (75,000) shares authorized. The par value is $0.0001 per share.

Series A Preferred Stock

Series A Preferred Stock The holders of the Preferred Stock will have the voting rights as described in this Section 4 or as required by law. For so long as any shares of the Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400 shares, out of a total number of 20,400 shares voting. For the sake of clarity, and in an abundance of caution, the total voting shares outstanding at the time of any and all shareholder votes(i.e., the total shares eligible to vote on any and all shareholder matters) shall be deemed to include (a) the total common stock shares outstanding; (b) the voting rights applicable to any outstanding shares of preferred stock, other than the Series A Preferred Stock, if any; and (c) the voting rights attributable to the Series A Preferred Stock, as described herein, whether such series A Preferred Stock share are voted or not.

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and man-ager of Livento Group LLC prior to such transfer, and has over $19,000,000 invested in the enti-ty. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC.

Concentration of Revenues

Livento Group, Inc. & Livento Group LLC

Profit & Loss Prev. Years Comparison

Accrual Basis

As of December 31, 2023, December 31, 2022, and December 31, 2021

	Dec 30, 2023	Dec 31, 2022	Dec 31, 2021
Ordinary Income/Expense
Income
Revenues	1,966,202	1,966,202	1,840,866
Sales Discounts	0	0	0
Total Income	2,005,789	1,966,202	1,840,866

Cost of Goods Sold
Merchant Account Fees	0	0	0
Professional fees RTS	1,074,694	393,879	345,000
Amortization RTS	1,865,862	1,677,410	714,589
Total COGS	2,940,555	2,071,289	1,059,589

Gross Profit	(934,767)	(105,087)	781,277

Expense
Advertising & marketing	339,230	55,112	0
Computer and Internet Expenses	0	0	334,500
Bank Charges	10,443	1,048	267
Commissions & fees	65,035	15,292	0
Contract labor	516,835	129,467	0
Contractors	5,475	5,500	0
General business expenses	32,815	33,073	0
Interest paid	0	21,954	0
Legal & accounting services	126,241	55,272	0
Professional Fees	209,563	120,750	574,009
Office expenses	6,896	2,421	0
Payroll expenses	191,000	42,000	0
Rent	5,544	3,366	87,100
Travel	19,238	7,093	0
Uncategorized Expense	4,081,376	0	0
Total Expense	5,611,673	482,347	995,876

Net Ordinary Income	(6,546,440)	(587,434)	(214,598)

Other Income/Expense
Other Income	57	100,001	0
Other Expense	(231)	(276)	281
Net Other Income	288	100,277	(281)

Net Income	(6,546,152)	(487,158)	(214,879)

NOTE 7 – LONG TERM INVESTMENTS

Long-term investments for share in bFlex are $627,470 and was accounted for, using accounting policy for Revenue Recognition, ASC 606 five step model.

BFlex is investment of company bFLex …..

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

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets. Generally, the Company’s sales of its real estate properties would be considered a sale of a nonfinancial asset as defined. Under ASC 610-20, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. During the twelve months ended December 31, 2023, and 2021, the Company has US$2,000,000 in revenue from the sale of real estate properties. As a result of the adoption of ASU 610-20, there was an impact to the Company’s consolidated financial statements.

NOTE 8 – INTANGIBLE ASSETS

These Intangible Assets are in the form of Movies and A&I Machine learning programs, acquired by Licensing agreements and other costs for development from August 25th, 2020 to December 31st, 2023. The accounting policy used for Revenue Recognition is ASC 606 five step model. The details below are the license terms of the movies and A&I machine learning program.

Movie projects

Name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
How the assets are to be amortized	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.
Amount expended on research	The cost to produce this asset is currently USD 32,657,257 and contains works of people, licenses, and acquisition of initial projects.

Acquisition of Intangible Asset - Movies
Date	Note	Amount
08/25/2020	Script Carnival Killers acquisition	1,050,600
09/10/2020	Script writers Carnival	530,000
08/24/2021	Script writers Carnival	1,660,000
11/11/2021	Producer fees	475,000
03/05/2022	Running Wild works	205,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
07/18/2022	Carnival Killers works	40,000
07/18/2022	Kids Movie 1	100,000
09/14/2022	Kids Movie 1 script	525,000
09/14/2022	Movie X script	525,000
09/14/2022	Producers works Movie BR	525,000
09/14/2022	Movie X script writers	525,000
09/25/2022	TV Series	2,916,017
10/13/2022	Producer Works Script	30,000
10/19/2022	Movie X script writers	600,000
11/10/2022	Producer Work Movie BR	30,000
11/28/2022	R. U. ROBOT S.R.O. Savage	100,000
12/09/2022	Director Work Movie BR	30,000
12/23/2022	Director Work Movie BR	20,000
12/29/2022	Kids Movie 1 script	50,000
01/13/2023	Carnival of Killers	100,000
02/06/2023	Running Wild works	50,000
03/02/2023	Movie RU1	100,000
05/26/2023	Acquisitoin of movies	22,320,641
TOTAL		32,657,258

A&I machine learning program - Elisee

Name of the intangible asset	A&I machine learning program – Elisee
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1.5 million per year and we expect from 2025 to produce USD 2.8 million as we are able to offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A&I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.

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

The Company reviewed all agreements at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings on December 31, 2022. Considering there was no revenue in prior periods, the adoption of the new revenue recognition guidance had no transition impact.

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

Research expenses are currently USD 6,190,830 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Acquisition of Intangible Asset – Elisee
Date	Note	Amount
01/10/2020	Elisee System Development	2,500,000
03/25/2020	Elisee System Development	70,030
06/30/2020	Elisee System Development	240,000
09/30/2020	Elisee System Development	260,000
12/31/2020	Elisee System Development	250,000
06/30/2021	Database of stock for analysis 2q	60,000
06/30/2021	DEBIT PAYMENT TO ICONIC LABS PLC ref 1368435	295,000
11/25/2021	Database of stock for analysis 3q	107,200
12/31/2021	Elisee System Development	1,250,000
06/30/2023	Capitalization of Costs	760,000
09/30/2023	Capitalization of Costs	240,000
12/31/2023	Capitalization of Costs	158,600
TOTAL		5,032,230

Amortization of Intangible Asset – Elisee
Date	Note	Amount
06/30/2021	Amortization	102,084
09/30/2021	Amortization	306,253
12/31/2021	Amortization	306,253
TOTAL		714,589

Date	Note	Amount
03/31/2022	Amortization	419,353
06/30/2022	Amortization	419,353
09/30/2022	Amortization	419,353
12/31/2022	Amortization	419,353
TOTAL		1,677,410

Date	Note	Amount
03/31/2023	Amortization	419,353
06/30/2023	Amortization	419,353
09/30/2023	Amortization	482,686
12/31/2023	Amortization	502,686
TOTAL		1,824,076

Net value of Intangible Asset - A&I machine learning program		1,974,754

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but the financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited consolidated financial statements and identify the understated.

On January 25, 2024, the Company entered into a securities purchase agreement (the “Equity Line Purchase Agreement”) with an accredited investor (the “Equity Line Investor”), Equity Line Purchase Agreement allows the Company to sell up to $500,000 of shares of the Company’s common stock (the “Shares”) which price calculate as 90% of lowest VWAP over 5 days period. Accredited investor can consider to acquire warrants up to up to 55,555,556 Shares being equivalent of $15 million valuation of the outstanding shares during upcoming 5 years (the “Equity Line Warrant”) from the Company.

Pursuant to the Purchase Agreement, the Company agreed to file a resale registration statement covering the resale of the Securities with the SEC and to use best efforts to cause such resale registration statement to be declared effective by the SEC within certain time frames.

At the time of this 10K filing, the S1 has received comments from the SEC which the company is preparing a response to. The company intends to pursue this S1 filing until the SEC issues an 'effective statement' for this S1.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and additional information concerning them are as follows:

Name	AGE	Position(s)	Holds shares
David Stybr	39	President and Chief Executive Officer and a Director	100 Series A Preferred stock

David Zich	27	Treasurer and Secretary	N/A

Michal Zelezny	50	Director	40,636 D Preferred shares

Simon Sandoval	49	Director	N/A

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

Item 11. Executive Compensation.

The following executive of the Company earned compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2023, and 2022. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

David Stybr, CEO,	2023		$144,000	$-	$-	$-	$
	2022		$144,000	$-	$-	$-	$
Michal Zelezny, non-exec,	2023		$2,500	$-	$-	$-	$
	2022	$		$-	$-	$-	$
Simon Sandoval, non-exec,	2023		$2,500	$-	$-	$-	$
	2022	$		$-	$-	$-	$

Outstanding Equity Awards at Fiscal Year-End Table

None

Compensation of Directors

The independent directors receive $500 per month compensation for serving as directors. The Company may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

Compensation Agreements

CEO of the Company is entitled to receive $12,000 per month, the Company may adopt a share benefit program or other stock or option compensation plan in the future.

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

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 31, 2023, is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of 17 State Street, New York, NY 10004.

Name and address of beneficial owner	Number of Shares Owned (1)	Percent of Class (2)

David Stybr (3)	12,000,000 common stock	1,4%

David Zich	7,000,000 common stock	0,08%

Simon Sandoval	0	0%

Michal Zelezny	40,636 D Preferred shares	2,1%

All officers and Directors as a group (3)	0	0%

1.	Does not account for the shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.
2.	Based on shares of common stock outstanding as of December 31, 2023 of 812,799,962 shares.
3.	Does not include for shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.

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

On January 26, 2020, Emergent, LLC (“Emergent”), a Nevada LLC controlled by Milan I Hoffman, was appointed the custodian of the Company and proceeded to revive the Company’s existence and resolve its outstanding indebtedness. This was completed as to all indebtedness except for one convertible rate promissory note of $120,000. In March 14th, 2022, Ms. Hoffman sold her Series A Preferred stock in the Company and certain shares of Series C Preferred Stock to Livento Group, LLC, a limited liability company formed by Mr. Stybr in 2020, for $200,000. Also in March 2022, Mr. Stybr, agreed to contribute Livento Group, LLC to the Company in exchange for a transfer to him of the Series A Preferred Stock which gave Mr. Stybr voting control of the Company. Mr. Stybr was the sole member and man-ager of Livento Group LLC prior to such transfer, and has over $19,000,000 invested in the enti-ty. The Series C Preferred Stock purchased by Livento Group, LLC was cancelled shortly after it was acquired by Livento. Following such cancellation, Livento Group LLC, and Mr. Stybr, owned/controlled 100 shares of Series A Preferred Stock of the Company, which has 51% voting rights. As a result of these transactions our current operations are the operations of Livento Group, LLC..

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

Director Independence

We believe that Mr. Sandoval and Mr. Zelezny, who have never been employed by us are independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2022, and 2023, we were billed approximately $10,000 and $15,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2022, and 2023.

Tax Fees

For the Company’s fiscal years ended December 31, 2022, and 2023, we were billed approximately $14,000 and $30,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal year ended December 31, 2023 we were billed approximately $60,563, for professional services rendered in connection with our registration statement on Form 10.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022, and 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2024.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	April 1, 2024
David Stybr	(Principal Executive Officer)

/s/Simon Sandoval	Director	April 1, 2024
Simon Sandoval

/s/ Michal Zelezny	Director	April 1, 2024
Michal Zelezny

