Form 10-K/A
period 2023-12-31
Livento Group, Inc.
filed 2024-04-08
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

March 28th, 2024

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	30,634	24,159
Account receivables	682,138	489,910
Other current assets	355,001	121,460
Total Current Asset	1,067,773	635,529

Non-Current Assets
Long term investments	654,288	9,952,880
Intangible Assets (net)	45,137,942	12,726,847
Total Non-Current Assets	45,792,230	22,679,728
Total Assets	$46,860,003	$23,315,257

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	323,936	139,530
Short term business loan	85,665	62,549
Total current liabilities	$409,602	$202,079
Long-Term Liabilities
Co-Investments	3,428,403	3,046,017
Total Long-Term Liabilities	$3,428,403	$3,046,017
Total Liabilities	$3,838,005	$3,248,096

Stockholder’s Equity:
Preferred stock A, $0.0001 par value, 100 shares authorized and issued at 12/31/2023 and 12/31/2022 respectively.	0	0
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 1,204,426 shares issued at 12/31/2023 and 10,000,000 shares Authorized, 1,204,426 shares issued 12/31/2022.	360	120
Preferred stock Class D $0.01 par value, 4,000,000 shares Authorized, and 211,344 shares issued at 12/31/2023 and 1,000,000 shares Authorized, and 211,344 issued 12/31/2022.	13,516	2,113
Preferred stock Class E $0.0001 par value, 75,000 shares Authorized, and 28,000 shares issued at 12/31/2023.	3	0
Preferred stock Class F $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued at 12/31/2023.	2	0
Non-Controling Interest	11,020
Common stock, $0.0001 par value, 1,000,000,000 shares Authorized, 812,799,962 shares issued at 12/31/2023 and 500,000,000 shares Authorized, 227,001,268 shares issued 12/31/2022.	81,280	22,700
Additional paid-in capital	61,939,774	32,493,023
Accumulated deficit	(19,023,956)	(12,450,797)
Stockholders’ Equity	$43,021,998	$20,067,160

Total Liabilities and Stockholder’s Equity	$46,860,003	$23,315,257

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

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Accumulated Deficit	Shareholder’s equity
Balance as of January 1, 2022	100	0	-	-	-	-	765,895,613	76,590	32,074,932	-11,963,639	20,187,883
Conversion of Note	-	-	-	-	-	-	77,588,249	7,759	-7,759		-
Issuance of Series C Preferred Shares to David Stybr and their cancelation	-	-	-	-	-	-	-	-	-	-	-
Series D Preferred Shares issued for services	-	-	-	-	141,630	1416	-	-	-1,416	-	-
Sales of Series D Preferred Shares	-	-	-	-	69,714	697	-	-	365,738	-	366,435
Cancelation of Common shares and their transformation to Series C Preferred Shares	-	-	1,164,826	116	-	-	-116,482,594	-11,648	11,532	-	0
Cancelation of Common shares by former director	-	-	-	-	-	-	-500,000,000	-50,000	50,000	-	-
Sales of Series C Preferred Shares	-	-	39,600	4	-	-	-	-	-4	-	-0
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-487,158	-487,158
Balance as of December 31, 2022	100	0	1,204,426	120	211,344	2,113	227,001,268	22,700	32,493,023	-12,450,797	20,067,160

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Additional Paid in capital	Non-controlling interest	Accumulated Deficit	Shareholder’s equity
Balance as of January 1, 2023	100	0	1,204,426	120	211,344	2,113	-	-	-	-	227,001,268	22,700	32,493,023	-	-12,450,797	20,067,160
Sales of Series C Preferred Shares	-	-	2,681,495	268	-	-	-	-	-	-	-	-	-	-	-	268
Sales of Series D Preferred Shares	-	-	-	-	1,533,990	15,339.90		-		-	-	-	-	-	-	15,340
Transformation of Preferred share class and transformation to Common shares	-	-	-283,465	-28	-393,696	-3,936		-		-	194,208,501	19,421	-	-	-	15,457
Change in additional paid capital	-	-	-	-	-	-	-	-	-	-	-	-	29,446,751		-	29,446,751
Livento Europe Non-controlling stake	-	-	-	-	-	-	-	-	-	-			-	11,020		11,020
Net Loss for the year ended	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-6,546,152	-6,546,152
Sales of Preferred Shares E and F							30,000	3,00	10.000	1						4
Common shares issued for assets acquisitoins											391,590,193	39,159				39,159
Balance as of December 31, 2023	100	0	3,602,456	360	1,351,638	13,515.94	30,000	3	10,000	1	812,799,962	81,280	61,939,774	11,020	-19,023,956	43,021,998

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2023	For the Year Ended December 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,546,152)	$(487,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustments	(3,798)	0
Amortization	1,839,634	1,677,410
Shares issued for services	4,079,961	0
Changes in operating assets and liabilities:
Accounts Receivable	(180,758)	(489,910)
Accounts Payable	105,086	(119,370)
Other Current Assets	(67,427)	(121,460)
Other Current Liabilities	340,314	62,549
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	6,113,012	1,009,219
Net Cash Used in Operating Activities	(-433,140)	522,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	(5,360)	(23,521)
Purchase of Intangible Assets	(1,408,600)	(3,455,000)
Cash proceed for sale of investments	0	2,000,000
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net Cash Used in Investing Activities	(1,413,960)	(1,478,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of Stock	1,497,572	366,435
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	356,003	130,000
Net Cash Provided by Financing Activities	1,853,575	496,435

NET INCREASE IN CASH	6,475	(460,024)

CASH AT BEGINNING OF YEAR	24,159	484,183

CASH AT END OF YEAR	$30,634	$24,159

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

Series D Preferred Stock

Series D Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2023, the Company issued 1,351,638 Series D preferred shares from 1 million 4,000,000 shares authorized. The par value is $0.01 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of April 2024.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	April 8, 2024
David Stybr	(Principal Executive Officer)

/s/ Simon Sandoval	Director	April 8, 2024
Simon Sandoval

/s/ Michal Zelezny	Director	April 8, 2024
Michal Zelezny

