Form 10-Q
period 2024-03-31
Livento Group, Inc.
filed 2024-05-06
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as March 31, 2024: 831,200,562.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of Mar 31, 2023	As of Mar 31, 2024
ASSETS
Current Assets
Checking/Savings
Cash	96,486	15,054
Total Checking/Savings	$96,486	$15,054

Accounts Receivable	478,000	1,903,264

Other Current Assets
Other Accounts Receivable	107,099	419,385
Inventories	0	0
Total Other Current Assets	$107,099	$419,385

Total Current Assets	$681,585	$2,337,704

Long Term Assets
Long Term Investments	9,958,241	687,568
Property & Equipment	0	27,571
Goodwill	0	0
Intangible Assets	15,368,847	49,490,730
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	(2,811,352)	(4,837,932)
Total Fixed Assets	$22,515,735	$45,367,938

TOTAL ASSETS	$23,197,321	$47,705,641

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	303,543	391,820
Credit Cards	0	0
Other Current Liabilities
Other Payables	100	121,171
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	100	121,171
Total Current Liabilities	$303,643	$512,991

Long-Term Liabilities
Co-Investments	3,066,017	3,472,020
Long-Term Business Loans	0	26,383
Total Long-Term Liabilities	$3,066,017	$3,498,403

Total Liabilities	$3,369,660	$4,011,395

Equity
Additional Paid in Capital	34,745,621	62,085,377
Capital Stock	0	0
Common Stock	24,800	83,120
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	5,141	15,381
Retained Earnings	(14,947,901)	(18,500,650)
Non-Controlling Interest	0	11,020
Total Equity	$19,827,661	$43,694,247

TOTAL LIABILITIES & EQUITY	$23,197,321	$47,705,641

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	As of Mar 31, 2023	As of Mar 31, 2024
ORDINARY ICOME/EXPENSE
Income
Revenues	491,468	306,622
Sales Discounts	0	0
Total Income	$491,468	$306,622

Cost of Goods Sold
Merchant Account Fees	0	0
Professional fees RTS	512,287	195,657
Amortization RTS	419,353	531,978
Total COGS	$931,639	$727,635

Gross Profit	$(440,171)	$(421,013)

Expense
Advertising & marketing	14,593	4,518
Computer and Internet Expenses	0	0
Bank Charges	553	2,654
Commissions & fees	54,010	0
Contract labor	149,891	42,147
Contractors	0	1,998
General business expenses	3,112	4,880
Interest paid	0	6,705
Insurance	1,020	0
Legal & accounting services	20,318	27,384
Professional Fees	75,000	0
Office expenses	1,147	2,976
Payroll expenses	51,904	51,012
Rent	2,614	1,328
Travel	9,096	2,335
Uncategorized Expense	0	168
Stock based compensation	1,673,665	150
Taxes paid	0	0
Total Expense	$2,056,923	$148,255

Net Ordinary Income	$(2,497,094)	$(569,268)

Other Income/Expense
Other Income	0	1,124,840
Other Expense	11	0
Net Other Income	$(11)	$1,124,840

Net loss	$(2,497,105)	$555,572

Net loss per share - basic and diluted

Weighted average number of common shares outstanding, basic and diluted	248,001,268	831,200,562

The accompanying notes are an integral part of these condensed financial statements.

3

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	As of Mar 31, 2023	As of Mar 31, 2024
Net loss	(2,497,105)	555,572
Other comprehensive income (loss):	0	2,484
Foreign currency translation adjustments	0	(25,048)
Total comprehensive loss	$(2,497,105)	533,008

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2023	1,415,867	2,234	227,001,268	22,700	32,493,023	(12,450,797)	0	20,067,160
Change in Preferred shares	191,682	2,907						2,907
Change in Ordinary shares			21,000,000	2,100				2,100
Change in Additional Paid in Capital					2,252,598			2,252,598
Change in Accumulated Deficit						(2,497,105)		(2,497,105)
Change in Non-Controlling Interest								0
Balance at March 31, 2023	1,607,549	5,141	248,001,268	24,800	34,745,621	(14,947,901)	0	19,827,661

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	4,994,194	13,881	812,799,962	81,280	61,939,774	(19,023,956)	11,020	43,021,998
Change in Preferred shares	51,036	1,500						1,500
Change in Ordinary shares			18,400,600	1,840				1,840
Change in Additional Paid in Capital					145,603			145,603
Change in Accumulated Deficit						523,306)		523,306
Change in Non-Controlling Interest								0
Balance at March 31, 2024	5,045,230	15,381	831,200,562	83,120	62,085,377	(18,500,650)	11,020	43,694,247

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	As of Mar 31, 2023	As of Mar 31, 2024
OPERATING ACTIVITIES
Net Income	(2,497,105)	555,572
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	419,353	533,686
Stock based compensation	1,673,665	150
Foreign currency translation adjustments	0	1,960
Changes in operating assets and liabilities:
Accounts Receivable	11,910	(1,221,127)
Accounts Payable	164,013	67,884)
Other Current Assets	14,361	(64,577)
Other Current Liabilities	(42,109)	35,456)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	2,241,192	(646,569)
Net cash provided by Operating Activities	$(255,913)	$(90,997)

INVESTING ACTIVITIES
Long Term Investments	(5,360)	(5,000)
Purchase of Intangible Assets	(250,000)	(48,363)
Cash proceed for sale of investments	0	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net cash provided by Investing Activities	$(255,360)	$(53,363)

FINANCING ACTIVITIES
Proceed from sale of Stock	563,600	58,780
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	20,000	70,000
Net cash provided by Financing Activities	$583,600	$128,780

Net cash increase for period	$72,327	$(15,579)

Cash at beginning of period	$24,159	$30,634

Cash at end of period	$96,486	$15,054

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of March 31, 2024.

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

Property and Equipment

Our property, plant, and equipment on March 31, 2024, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the   US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $306,622 in the first quarter of 2024 and $1,124,840 of movie margin income that we booked for movie projects that are entering production phase. The $306,622 came from sales of Elisee and our management services to Global Dot Logistics, Inc.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $531,978, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $195,657.

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

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

As of the date of this report, we have not issued any convertible debt securities.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of March 31, 2024, the company issued a total 831,200,562 common shares with $0.0001 par value.

Preferred Shares

As of March 31, 2024, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 3,502,456 shares issued,
●	Preferred shares D, $0.01 par value, 4,000,000 shares Authorized, and 1,502,674 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At March 31, 2024, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2023	$56,000
2024	$59,000
2025	$61,000

Total	$176,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings.

NOTE 7 - SUBSEQUENT EVENTS

Livento Group finalized form10 procedure with SEC and got approval on 1th of November 2023.

On January 25, 2024, the Company entered into a securities purchase agreement (the “Equity Line Purchase Agreement”) with an accredited investor (the “Equity Line Investor”), Equity Line Purchase Agreement allows the Company to sell up to $500,000 of shares of the Company’s common stock (the “Shares”) which price calculate as 90% of lowest VWAP over 5 days period. Accredited investor can consider to acquire warrants up to up to 55,555,556 Shares being equivalent of $15 million valuation of the outstading shares during upcoming 5 years (the “Equity Line Warrant”) from the Company.

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

RESULTS OF OPERATIONS

Comparison of three months ended March 2023 and 2024

The following analysis of the results of operations for the three months ended March, 2023 and 2024 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended March 31, 2024 totaled $306,622. These came from sales of Elisee and our management services. We had as well $1,124,840 of movie margin income that we booked for movie projects that are entering production phase.

Most of the revenue for the quarter that ended March 31, 2024, was derived from software fees in the USA and Europe markets and Global Dot Logistics management services. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $531,978, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $195,657. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $4,518 for the three months ended March 31, 2024 compared to approximately $14,593 for the three months ended March 31, 2023. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $148,255 for the three months ended March 31, 2024 compared to approximately $2,506,923 for the three months ended March 31, 2023. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

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

Risks Related to our Business

We have limited resources, and we may not be able to raise additional capital as it is needed to fund our operations and planned increased investment levels. We operated at a net profit of $555,572 for the period ended March 31, 2024, in addition to our cash resources, which were about $15,054 on March 31, 2024, which is adequate to execute our growth plans and should allow us to operate at current levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2024.

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

May 6, 2024	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

