Form 10-Q
period 2024-06-30
Livento Group, Inc.
filed 2024-08-16
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as June 30, 2024: 831,244,362

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current Assets
Checking/Savings
Cash	7,970	30,634
Total Checking/Savings	$7,970	$30,634

Accounts Receivable	2,777,595	682,138

Other Current Assets
Other Accounts Receivable	440,082	355,001
Inventories	0	0
Total Other Current Assets	$440,082	$355,001

Total Current Assets	$3,225,647	$1,067,773

Long Term Assets
Long Term Investments	687,568	627,470
Property & Equipment	26,110	26,818
Goodwill	0	0
Intangible Assets	49,485,595	49,442,188
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	(5,363,865)	(4,304,246)
Total Fixed Assets	$44,835,408	$45,792,230

TOTAL ASSETS	$48,061,055	$46,860,003

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	355,157	323,936
Credit Cards	0	0
Other Current Liabilities
Other Payables	250,294	85,665
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	250,294	85,665
Total Current Liabilities	$605,451	$409,602

Long-Term Liabilities
Co-Investments	3,472,020	3,402,020
Long-Term Business Loans	26,383	26,383
Total Long-Term Liabilities	$3,498,403	$3,428,403

Total Liabilities	$4,103,854	$3,838,005

Equity
Additional Paid in Capital	62,111,943	61,939,774
Capital Stock	0	0
Common Stock	83,124	81,280
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	19,931	13,881
Retained Earnings	(18,268,818)	(19,023,956)
Non-Controlling Interest	11,020	11,020
Total Equity	$43,957,200	$43,021,998

TOTAL LIABILITIES & EQUITY	$48,061,055	$46,860,003

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
ORDINARY INCOME/EXPENSE
Income
Revenues	558,707	431,184	865,328	922,651
Sales Discounts	0	0	0	0
Total Income	$558,707	$431,184	$865,328	$922,651

Cost of Goods Sold
Merchant Account Fees	0	0	0	0
Professional fees RTS	96,486	94,430	292,143	606,716
Amortization RTS	530,429	423,741	1,062,407	843,093
Total COGS	$626,915	$518,171	$1,354,550	$1,449,810

Gross Profit	$(68,208)	$(86,987)	$(489,222)	$(527,159)

Expense
Advertising & marketing	408	16,872	4,926	31,465
Computer and Internet Expenses	0	0	0	0
Bank Charges	1,347	2,655	4,001	3,207
Commissions & fees	0	2,120	0	56,130
Contract labor	12,001	110,484	54,148	260,375
Contractors	1,688	497	3,686	497
General business expenses	570	10,258	5,450	13,370
Interest paid	7,694	0	14,399	0
Insurance	0	0	0	1,020
Legal & accounting services	3,750	14,380	31,134	34,697
Professional Fees	600	107,972	600	182,972
Office expenses	2,058	1,177	5,034	2,324
Payroll expenses	0	46,360	51,012	98,264
Rent	738	1,121	2,066	3,735
Travel	361	7,641	2,696	16,737
Uncategorized Expense	(9)	123	159	123
Stock based compensation	3,100	2,052,955	3,250	3,726,621
Taxes paid	0	1,240	0	1,240
Total Expense	$34,306	$2,375,854	$182,561	$4,432,777

Net Ordinary Income	$(102,515)	$(2,462,842)	$(671,783)	$(4,959,936)

Other Income/Expense
Other Income	365,307	0	1,490,147	0
Other Expense	0	0	0	11
Net Other Income	$365,307	$0	$1,490,147	$(11)

Net loss	$262,792	$(2,462,842)	$818,364	$(4,959,946)

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Net loss	262,792	(2,462,842)	818,364	(4,959,946)
Other comprehensive income (loss):	992	488	2,335	488
Foreign currency translation adjustments	(31,915)	(12,413)	(44,584)	(12,413)
Total comprehensive loss	$231,870	$(2,474,766)	$776,116	$(4,971,871)

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2023	1,415,867	2,234	227,001,268	22,700	32,493,023	(12,450,797)	0	20,067,160
Change in Preferred shares	563,321	6,197						6,197
Change in Ordinary shares			459,485,110	45,949				45,949
Change in Additional Paid in Capital					27,832,402			27,832,402
Change in Accumulated Deficit						(4,972,359)		(4,972,359)
Change in Non-Controlling Interest							11,020	11,020
Balance at June 30, 2023	1,979,188	8,431	686,486,378	68,649	60,325,425	(17,423,156)	11,020	42,990,369

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	4,994,194	13,881	812,799,962	81,280	61,939,774	(19,023,956)	11,020	43,021,998
Change in Preferred shares	506,036	6,050						6,050
Change in Ordinary shares			18,444,400	1,844				1,844
Change in Additional Paid in Capital					172,169			172,169
Change in Accumulated Deficit						755,138		755,138
Change in Non-Controlling Interest							-	0
Balance at June 30, 2024	5,500,230	19,931	831,244,362	83,124	62,111,943	(18,268,818)	11,020	43,957,200

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2023	1,607,549	5,141	248,001,268	24,800	34,745,621	(14,947,901)	0	19,827,661
Change in Preferred shares	371,639	3,291						3,291
Change in Ordinary shares			438,485,110	43,849				43,849
Change in Additional Paid in Capital					25,579,804			25,579,804
Change in Accumulated Deficit						(2,475,254)		(2,475,254)
Change in Non-Controlling Interest							11,020	11,020
Balance at June 30, 2023	1,979,188	8,431	686,486,378	68,649	60,325,425	(17,423,156)	11,020	42,990,369

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2024	5,045,230	15,381	831,200,562	83,120	62,085,377	(18,500,650)	11,020	43,694,247
Change in Preferred shares	455,000	4,550						4,550
Change in Ordinary shares			43,800	4				4
Change in Additional Paid in Capital					26,567			26,567
Change in Accumulated Deficit						231,832		231,832
Change in Non-Controlling Interest								0
Balance at June 30, 2024	5,500,230	19,931	831,244,362	83,124	62,111,943	(18,268,818)	11,020	43,957,200

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
OPERATING ACTIVITIES
Net Income	262,792	(2,462,842)	818,364	(4,959,946)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	(30,028)	10,797	(28,068)	10,797
Stock based compensation	525,934	424,432	1,059,620	843,785
Foreign currency translation adjustments	3,100	2,052,955	3,250	3,726,621
Changes in operating assets and liabilities:
Accounts Receivable	(874,331)	282,558	(2,095,457)	294,468
Accounts Payable	(25,268)	(23,112)	42,615	140,901
Other Current Assets	(31,535)	(35,426)	(96,112)	(21,065)
Other Current Liabilities	129,274	28,112	164,730	(13,996)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	(302,854)	2,740,318	(949,422)	4,981,510
Net cash provided by Operating Activities	$(40,061)	$277,476	$(131,058)	$21,564

INVESTING ACTIVITIES
Long Term Investments	0	0	(5,000)	(5,360)
Purchase of Intangible Assets	4,956	(760,000)	(43,407)	(1,010,000)
Cash proceed for sale of investments	0	0	0	0
Property & Equipment	0	0	0	0
Deposits	0	0	0	0
Security Deposits Asset	0	0	0	0
Net cash provided by Investing Activities	$4,956	$(760,000)	$(48,407)	$(1,015,360)

FINANCING ACTIVITIES
Proceed from sale of Stock	28,021	229,463	86,801	793,063
Contribution by owners	0	0	0	0
Dividends Paid	0	0	0	0
Proceed from note payable	0	200,000	70,000	220,000
Net cash provided by Financing Activities	$28,021	$429,463	$156,801	$1,013,063

Net cash increase for period	$(7,085)	$(53,061)	$(22,664)	$19,267

Cash at beginning of period	$15,054	$96,486	$30,634	$24,159

Cash at end of period	$7,970	$43,425	$7,970	$43,425

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of June 30, 2024.

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

Property and Equipment

Our property, plant, and equipment on June 30, 2024, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $558,707 in the second quarter of 2024. These came from sales of Elisee in amount of $300,000, our management services for Global Dot Logistics for $225,000 and movies in oter income as $365,307. Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Our management sercies are decreasing as we are shifting focus to movies.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $530,429, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $96,486.

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

Common stock equivalents totaling 831,244,362 as of June 30, 2024 were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended June 30, 2024, and December 31, 2023 and therefore the effect would be anti-dilutive.

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

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program

what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.

Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.

Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1,5 million per year and we expect from 2024 to produce USD 2,5 million as we can offer upgraded version to more clients.

Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 5,792,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects and Entertainment projects

what the intangible assets is to be used for	We invest into movie and game development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie or game asset needs 15-18 months to reach completion.

Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.

Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

As of the date of this report, we have not issued any debt securities.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of June 30, 2024, the company issued a total 831,244,362 common shares with $0.0001 par value.

Preferred Shares

As of June 30, 2024, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 3,502,456 shares issued,
●	Preferred shares D, $0.01 par value, 4,000,000 shares Authorized, and 1,957,674 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At June 30, 2024, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2024	$59,000
2025	$61,000

Total	$120,000

Legal Proceedings

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

RESULTS OF OPERATIONS

Comparison of three months ended June 2024 and 2024

The following analysis of the results of operations for the three months ended June, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended June 30, 2024 totaled $558,707. These came from sales of Elisee and our management services for Global Dot Logistics and movie projects. We see approximately 34% increase compared to three months ended June 30, 2023 with $431,184.

Most of the revenue for the quarter that ended June 30, 2024, was derived from software fees in the USA and Europe markets, Global Dot Logistics management services and as well movie projects under BOXO Productions. Movie revenues belong to acquired movies during 2024 where initial two movies out of our 45 projects successfully entered distribution. Movie income is shown in Other income as a part of profits BOXO will receive from finished movie package. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $530,429, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $96,486. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $408 for the three months ended June 30, 2024 compared to approximately $4,926 for the three months ended June 30, 2023. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $12,459 for the three months ended June 30, 2024 compared to approximately $45,239 for the three months ended September 30, 2022. This decrease is linked to company’s saving processes.

Professional fees

Professional fees totaled approximately $600 for the three months ended June 30, 2024 compared to approximately $100,000 for the three months ended June 30, 2023. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

Comparison of six months ended June 2024 and 2023

Revenues

Revenues generated during the six months ended June 30, 2024 totaled $ 922,651. These came from sales of Elisee, Global Dot Logistics management services and movie projects under BOXO Productions, Inc. We see approximately 10% increase compared to six months ended June 30, 2023 with $ 865,328.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,062,407, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and movies in amount of $606,716. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $4,926 for the six months ended June 30, 2024 compared to approximately $31,465 for the six months ended June 30, 2023. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $145,322 for the nine months ended June 30, 2024 compared to approximately $102,476 for the six months ended June 30, 2023.

Professional fees

Professional fees totaled approximately $600 for the nine months ended June 30, 2024 compared to approximately $182,972 for the six months ended June 30, 2032. The amount is mainly used to cover our services on other projects and internal Livento structure and movie developments.

Stock based compensation

Stock based compensation costs was $ 3,250 for the six months ended June 30, 2024 compared to $3,726,621 for the six months ended June 30, 2023.

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

Based on their evaluation as of June 30, 2024, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operated at a net loss of $1,180,537 for the period ended June 30, 2024, in addition to our cash resources, which were about $189,577 on June 30, 2024, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Amortization and Stock Based Compensations. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse, Novelti software and movie projects.

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

At present, David Stybr, our CEO, owns all 100 of the issued and outstanding shares of our super-voting preferred stock, which gives him 51% of the shareholder voting power of the Company. Consequently, he can affect total control of the operations of the Company and, even if additional shares of our Common Stock are sold, he will continue to have the ability to influence or control substantially in all matters submitted to stockholders for approval, including:

*	Electing our entire board of directors, which currently consists of only Mr. David Stybr;
*	Removing directors;
*	Amending our certificate of incorporation and bylaws;
*	Approving a business combination with an acquisition candidate; and
*	Adopting measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination of the Company.

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

We have designated 10,000,000 shares as Series C Preferred Stock and 4,000,000 shares as Series D Preferred Stock. As of June 30, 2024, 3,502,456 shares of our Series C Preferred Shares were issued and outstanding, and 1,957,674 shares of Series D Preferred Stock were outstanding and issued. Each share of Series C or Series D Preferred Stock converts into 100 shares of common stock as the common stock is presently constituted but has no rights to dividends. Upon liquidation of the Company, holders of Series C or Series D Preferred Stock will receive such amount as the holder would have received had they converted to common stock immediately before the liquidation. The only difference between the Series C Preferred Stock and the Series D Preferred Stock is that the Series C Preferred Stock is not adjusted for stock splits and combinations. At the same time, the Series D Preferred Stock will have a proportional adjustment, and holders of Series C Stock may not affect a conversion that would place their total ownership of the shares of common stock above 4.99% of the outstanding.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2024.

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

August 16, 2024	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

