Form 10-Q
period 2024-09-30
Livento Group, Inc.
filed 2024-11-14
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as September 30, 2024: 776,264,852.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of Sep 30, 2024	As of December 31, 2023
ASSETS
Current Assets
Checking/Savings
Cash	2,641	30,634
Total Checking/Savings	$2,641	$30,634

Accounts Receivable	2,799,597	682,138

Other Current Assets
Other Accounts Receivable	417,831	355,001
Inventories	0	0
Total Other Current Assets	$417,831	$355,001

Total Current Assets	$3,220,069	$1,067,773

Long Term Assets
Long Term Investments	687,568	627,470
Property & Equipment	27,144	26,818
Goodwill	0	0
Intangible Assets	49,910,871	49,442,188
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	(5,893,423)	(4,304,246)
Total Fixed Assets	$44,732,160	$45,792,230

TOTAL ASSETS	$47,952,229	$46,860,003

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	337,108	323,936
Credit Cards	0	0
Other Current Liabilities
Other Payables	259,125	85,665
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	259,125	85,665
Total Current Liabilities	$596,233	$409,602

Long-Term Liabilities
Co-Investments	3,472,020	3,402,020
Long-Term Business Loans	26,383	26,383
Total Long-Term Liabilities	$3,498,403	$3,428,403

Total Liabilities	$4,094,636	$3,838,005

Equity
Additional Paid in Capital	62,382,573	61,939,774
Capital Stock	0	0
Common Stock	77,626	81,280
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	39,039	13,881
Retained Earnings	(18,652,665)	(19,023,956)
Non-Controlling Interest	11,020	11,020
Total Equity	$43,857,593	$43,021,998

TOTAL LIABILITIES & EQUITY	$47,952,229	$46,860,003

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended Sep 30,		Nine Months ended Sep 30,
	2024	2023	2024	2023
ORDINARY ICOME/EXPENSE
Income
Revenues	527,588	586,643	1,392,916	1,509,294
Sales Discounts	0	0	0	0
Total Income	$527,588	$586,643	$1,392,916	$1,509,294

Cost of Goods Sold
Merchant Account Fees	0	0	0	0
Professional fees RTS	241,566	324,138	533,709	930,855
Amortization RTS	526,176	503,281	1,588,583	1,346,374
Total COGS	$767,742	$827,419	$2,122,292	$2,277,229

Gross Profit	$(240,155)	$(240,776)	$(729,377)	$(767,935)

Expense
Advertising & marketing	37,385	283,907	42,311	315,372
Computer and Internet Expenses	0	0	0	0
Bank Charges	4,755	3,421	8,756	6,629
Commissions & fees	3,941	6,565	3,941	62,695
Contract labor	3,666	184,787	57,814	445,162
Contractors	146	2,105	3,832	2,602
General business expenses	3,820	7,341	9,270	20,711
Interest paid	6,188	0	20,587	0
Insurance	0	20	0	1,040
Legal & accounting services	9,917	45,703	41,051	80,400
Professional Fees	733	26,591	1,333	209,563
Office expenses	3,902	2,526	8,937	4,850
Payroll expenses	(5,000)	46,368	46,012	144,632
Rent	1,684	701	3,750	4,435
Travel	1,176	2,502	3,872	19,238
Uncategorized Expense	6	8	165	131
Stock based compensation	97,510	327,340	100,760	4,053,961
Taxes paid	0	175	0	1,415
Total Expense	$169,829	$940,059	$352,390	$5,372,836

Net Ordinary Income	$(409,984)	$(1,180,835)	$(1,081,767)	$(6,140,771)

Other Income/Expense
Other Income	56	56	1,490,203	56
Other Expense	0	(242)	0	(231)
Net Other Income	$56	$298	$1,490,203	$287

Net loss	$(409,929)	$(1,180,537)	$408,436	$(6,140,484)

Net loss per share - basic and diluted

Weighted average number of common shares outstanding, basic and diluted

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended Sep 30,		Nine Months ended Sep 30,
	2024	2023	2024	2023
Net loss	(409,929)	(1,180,537)	408,436	(6,140,484)
Other comprehensive income (loss):	992	488	2,934	2,335
Foreign currency translation adjustments	(31,915)	(12,413)	(4,792)	(44,584)
Total comprehensive loss	$(440,851)	$(1,192,462)	$406,577	$(6,182,732)

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2023	1,415,867	2,234	227,001,268	22,700	32,493,023	(12,450,797)	0	20,067,160
Change in Preferred shares	3,176,598	7,289						7,289
Change in Ordinary shares			531,924,854	53,192				53,192
Change in Additional Paid in Capital					28,728,646			28,728,646
Change in Accumulated Deficit						(6,185,068)		(6,185,068)
Change in Non-Controlling Interest							11,020	11,020
Balance at September 30, 2023	4,592,465	9,523	758,926,122	75,893	61,221,669	(18,635,864)	11,020	42,682,240

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	4,994,194	13,881	812,799,962	81,280	61,939,774	(19,023,956)	11,020	43,021,998
Change in Preferred shares	3,406,841	25,158						25,158
Change in Ordinary shares			(36,535,110)	(3,654)				(3,654)
Change in Additional Paid in Capital					442,799			442,799
Change in Accumulated Deficit						371,291		371,291
Change in Non-Controlling Interest								0
Balance at September 30, 2024	8,401,035	39,039	776,264,852	77,626	62,382,573	(18,652,665)	11,020	43,857,593

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at Jun 30, 2023	1,979,188	8,431	686,486,378	29,490	60,325,425	(17,423,156)	11,020	42,951,210
Change in Preferred shares	2,613,277	1,092						1,092
Change in Ordinary shares			72,439,744	46,403				46,403
Change in Additional Paid in Capital					896,243			896,243
Change in Accumulated Deficit						(1,212,708)		(1,212,708)
Change in Non-Controlling Interest							-	0
Balance at September 30, 2023	4,592,465	9,523	758,926,122	75,893	61,221,669	(18,635,864)	11,020	42,682,240

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at June 30, 2024	5,045,230	15,381	831,200,562	83,120	62,085,377	(18,500,650)	11,020	43,694,247
Change in Preferred shares	3,355,805	23,658						23,658
Change in Ordinary shares			(54,935,710)	(5,494)				(5,494)
Change in Additional Paid in Capital					297,197			297,197
Change in Accumulated Deficit						(152,015)	-	(152,015)
Change in Non-Controlling Interest								0
Balance at September 30, 2024	8,401,035	39,039	776,264,852	77,626	62,382,573	(18,652,665)	11,020	43,857,593

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended Sep 30,		Nine Months ended Sep 30,
	2024	2023	2024	2023
OPERATING ACTIVITIES
Net Income	(409,929)	(1,180,537)	408,436	(6,140,484)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	25,235	(32,415	(2,833)	(21,617)
Stock based compensation	529,558	500,665	1,589,178	1,344,450
Foreign currency translation adjustments	97,510	327,340	100,760	4,053,961
Changes in operating assets and liabilities:
Accounts Receivable	(22,002)	(160,293	(2,117,459)	134,175
Accounts Payable	(29,443)	298,119	13,172	439,020
Other Current Assets	32,612	(47,106	(63,500)	(68,171)
Other Current Liabilities	58,850	75,887	223,580	61,890
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	692,321	962,198	(257,102)	5,943,708
Net cash provided by Operating Activities	$282,392	$(218,340)	$151,334	$(196,776)

INVESTING ACTIVITIES
Long Term Investments	0	0	(5,000)	(5,360)
Purchase of Intangible Assets	(424,430)	(240,000)	(467,837)	(1,250,000)
Cash proceed for sale of investments	0	0	0	0
Property & Equipment	0	0	0	0
Deposits	0	0	0	0
Security Deposits Asset	0	0	0	0
Net cash provided by Investing Activities	$(424,430)	$(240,000)	$(472,837)	$(1,255,360)

FINANCING ACTIVITIES
Proceed from sale of Stock	136,710	554,539	223,511	1,347,602
Contribution by owners	0	0	0	0
Dividends Paid	0	0	0	0
Proceed from note payable	0	49,953	70,000	269,953
Net cash provided by Financing Activities	$136,710	$604,492	$293,511	$1,617,555

Net cash increase for period	$(5,328)	$146,152	$(27,992)	$165,419

Cash at beginning of period	$7,970	$43,425	$30,634	$24,159

Cash at end of period	$2,641	$189,577	$2,641	$189,577

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of September 30, 2024.

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

Property and Equipment

Our property, plant, and equipment on September 30, 2024, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $527,588 in the third quarter of 2024. These came from sales of Elisee in amount of $315,200, our management services for Global Dot Logistics for $262,388. Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Our management sercies are decreasing as we are shifting focus to movies.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $526,176, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $241,565.

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

Common stock equivalents totaling 831,244,362  as of September 30, 2024 were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended September 30, 2024, and December 31, 2023 and therefore the effect would be anti-dilutive.

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

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of September 30, 2024, the company issued a total 776,264,852 common shares with $0.0001 par value.

Preferred Shares

As of September 30, 2024, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 4,502,456 shares issued,
●	Preferred shares D, $0.01 par value, 4,000,000 shares Authorized, and 3,858,479 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At September 30, 2024, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2024	$56,000
2025	$59,000
2026	$61,000

Total	$176,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings .

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

RESULTS OF OPERATIONS

Comparison of three months ended September 2024 and 2023

The following analysis of the results of operations for the three months ended September, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended September 30, 2024 totaled $577,588. These came from sales of Elisee and our management services for Global Dot Logistics and movie projects. We see similar result as three months ended September 30, 2023 with $586,120 which is due to the fact that company focuses on movie development and the income is booked in Other income.

Most of the revenue for the quarter that ended September 30, 2024, was derived from software fees in the USA and Europe markets, Global Dot Logistics management services and as well movie projects under BOXO Productions. Movie revenues belong to acquired movies during 2024 where initial two movies out of our 45 projects successfully entered distribution. Movie income is shown in Other income as a part of profits BOXO will receive from finished movie package. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $526,176, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $241,566. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $37,385 for the three months ended September 30, 2024 compared to approximately $283,907 for the three months ended September 30, 2023. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $3,820 for the three months ended September 30, 2024 compared to approximately $7,341 for the three months ended September 30, 2023. This decrease is linked to company’s saving processes.

Professional fees

Professional fees totaled approximately $733 for the three months ended September 30, 2024 compared to approximately $26,591 for the three months ended September 30, 2023. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

Comparison of nine months ended September 2024 and 2023

Revenues

Revenues generated during the nine months ended September 30, 2024 totaled $ 1,392,916. These came from sales of Elisee, Global Dot Logistics management services and movie projects under BOXO Productions, Inc. We see approximately 100,000 difference compared to nine months ended September 30, 2023 with $ 1,509,294. Important is to mention that company is booking income from movies into Other income. It totaled $1,490,203 as of 30th of September 2024.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,588,583, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and movies in amount of $533,709. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $42,311 for the nine months ended September 30, 2024 compared to approximately $315,372 for the nine months ended September 30, 2023. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $9,270 for the nine months ended September 30, 2024 compared to approximately $20,711 for the nine months ended September 30, 2023.

Professional fees

Professional fees totaled approximately $1,333 for the nine months ended September 30, 2024 compared to approximately $144,632 for the nine months ended September 30, 2023. The amount is mainly used to cover our services on other projects and internal Livento structure and movie developments.

Stock based compensation

Stock based compensation costs was $ 100,760 for the nine months ended September 30, 2024 compared to $4,053,961 for the nine months ended September 30, 2023.

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

Based on their evaluation as of September 30, 2024, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

We operated at a net loss of $1,081,767 for the period ended September 30, 2024, in addition to our cash resources, which were about $2,641 on September 30, 2024, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Amortization and Stock Based Compensations. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse, Novelti software and movie projects.

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

We have designated 10,000,000 shares as Series C Preferred Stock and 4,000,000 shares as Series D Preferred Stock. As of September 30, 2024, 3,502,456 shares of our Series C Preferred Shares were issued and outstanding, and 1,957,674 shares of Series D Preferred Stock were outstanding and issued. Each share of Series C or Series D Preferred Stock converts into 100 shares of common stock as the common stock is presently constituted but has no rights to dividends. Upon liquidation of the Company, holders of Series C or Series D Preferred Stock will receive such amount as the holder would have received had they converted to common stock immediately before the liquidation. The only difference between the Series C Preferred Stock and the Series D Preferred Stock is that the Series C Preferred Stock is not adjusted for stock splits and combinations. At the same time, the Series D Preferred Stock will have a proportional adjustment, and holders of Series C Stock may not affect a conversion that would place their total ownership of the shares of common stock above 4.99% of the outstanding.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2024.

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

November 14, 2024	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

