Form 10-K
period 2024-12-31
Livento Group, Inc.
filed 2025-04-17
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $14,301,080 as of the last business day of the fiscal quarter ended December 31, 2023, based on the closing price $0.0630per share for the common stock on such date as traded on the OTCPINK.

As of December 31, 2024, the registrant had 830,440,403 shares of its common stock, par value $0.0001 per share, outstanding.

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

We have not authorized the issuance of securities under retirement, pension, profit sharing, stock option, or other equity compensation plans.

The reported closing price was $0.0105 on March 9, 2024.

Period			High	Low
October 1, 2024	-	December 31, 2024	.012	.003
July 1,2024	-	September 30, 2024	.012	.006
April 1, 2024	-	June 30, 2024	.028	.008
January 1, 2024	-	March 31, 2024	.028	.004
October 1, 2023	-	December 31, 2023	.019	.008
July 1,2023	-	September 30, 2023	.060	.007
April 1, 2023	-	June 30, 2023	.078	.018
January 1, 2023	-	March 31, 2023	.107	.046
October 1, 2022	-	December 31, 2023	.120	.050
July 1, 2022	-	September 30, 2022	.198	.027
April 1, 2022	-	June 30, 2022	.200	.014
January 1, 2022	-	March 31, 2022	.065	.004
October 1, 2021	-	December 31, 2021	.048	.007
July 1, 2021	-	September 30, 2021	.045	.005
April 1, 2021	-	June 30, 2021	.023	.004
January 1, 2021	-	March 31, 2021	.018	.003
October 1, 2020	-	December 31, 2020	.008	.002
July 1, 2020	-	September 30, 2020	.019	.003
April 1, 2020	-	June 30, 2020	.037	.001
January 1, 2020	-	March 31, 2020	.003	.001

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

Risk Management and Strategy – Cybersecurity

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management program generally follows processes outlined in frameworks such as the International Organization for Standardization's (“ISO”) international standard for Information Security (“ISO 27001”) and the National Institute of Standards and Technology's Cybersecurity Framework 2.0 (“NCSF”) and we evaluate and evolve our security measures as appropriate. As of December 31, 2024, we have not completed all of the requirements to be ISO 27001 or NCSF certified. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.

Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in global privacy laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.

We also have a vendor risk assessment process consisting of the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO's international standard for Supply Chain Security Management (“ISO 28001”), the NCSF, and the Customs-Trade Partnership Against Terrorism), and evaluate them for additional information, product, and physical security requirements.

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of December 31, 2024.

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

Going Concern

The Company’s financial statements, as of December 31, 2024, are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has tried to establish an ongoing and stable source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated a net loss of $596,394 as of December 31, 2024. The Company loss is caused mainly due to high depreciation and stock base compensations. The cash balances as of December 31, 2024, were $3,958. These factors, among others, support the ability of the Company to continue to fulfill its targets.

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

Managements’ discussion of the periods ended 2024

We had revenue of $1,691,241 during year 2024 plus other income of $1,560,249. These came from sales of Elisee,, our management services and services for movies. Elisee sales accounted for $ 1,122,000 and rest for movies and management services.

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $2,110,275, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and other services in amount of $826,144. Most of the revenue for the quarter that ended December 31, 2024, was derived from software fees and services. Management believes that the increased revenues are related to our expanded staffing. The main reason is the hiring of new investment representative people and intermediary consultants that support gaining new clients.

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

Assets

Name of the intangible asset	A&I machine learning program
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1,5 million per year and we expect from 2030 to produce USD 3,8 million as we are able to offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A & I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes the asset at 33.33% per annum using the straight method.
Amount expended on research.	Research expenses are currently USD 6,032,230 including initial acquisition of the asset and continues investments into data, consultants and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.
Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.
Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.
Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.
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

We had $3,958 cash on hand on December 31, 2024. This is adequate for our planned operations through the end of 2024. In addition, we have receivables from Elisee and management services $1,282,138. We reached agreement wit our customers to fully pay this within first 8 months of 2025. To build the BOXO brand fully, the Company intends to rely on increased net income and cash inflow in the coming year. In addition, we also plan to receive additional investments for our business through private equity sales. However, we can give no assurance that we will realize the goals.

Our receivables are mainly due from clients using Elisee software and movie services. The situation is resolving and management anticipates that all delayed payments should be done received during Q2 2025. Our billing for Elisee is generally quarterly, with payment up to 90 days, thus creating a need for working capital.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the years ended December 31, 2023 and December 31, 2024, we issued the following unregistered equity securities:

Date of Transaction	Transaction type	Number of Shares Issued (or cancelled)	Class of Securities	Individual/ Entity Shares were issued to	Reason for share issuance	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
01/11/2023	New	7 000 000	Common	Kalimdor LLC	Conversion of the Note	Unrestricted
01/05/2023	New	20 000	Preferred D	Tom Miguel Claude Thomas	Purchase	Restricted	144
01/09/2023	New	10 000	Preferred D	Phil Chemerika	Purchase	Restricted	144
01/10/2023	New	8 540	Preferred D	Phil Chemerika	Purchase	Restricted	144
01/03/2023	New	909	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
01/04/2023	New	3 333	Preferred D	Taneesha Pounder	Purchase	Restricted	144
01/03/2023	New	3 571	Preferred D	Seth Rush	Purchase	Restricted	144
01/03/2023	New	430	Preferred D	Michael Henriksen	Rewards	Restricted	144
01/10/2023	New	4 340	Preferred D	Edward Suksdorf JR.	Rewards	Restricted	144
01/03/2023	New	455	Preferred D	Joseph M. Pankowski	Rewards	Restricted	144
01/25/2023	New	220	Preferred D	Michael Henriksen	Rewards	Restricted	144
02/16/2023	New	4 000 000	Common	Kalimdor LLC	Conversion of the Note	Unrestricted
02/01/2023	New	2 702	Preferred D	Mark Reichl	Rewards	Restricted	144
02/08/2023	New	6 410	Preferred D	Aaron S Holder	Purchase	Restricted	144
02/09/2023	New	2 040	Preferred D	Erik Reynolds	Purchase	Restricted	144
02/09/2023	New	3 191	Preferred D	Christopher Korba	Purchase	Restricted	144
02/16/2023	New	11 212	Preferred D	D Claw Inc	Purchase	Restricted	144
02/17/2023	New	3 600	Preferred D	Aaron S Holder	Purchase	Restricted	144
02/21/2023	New	12 500	Preferred D	Tom Miguel Claude Thomas	Purchase	Restricted	144
02/24/2023	New	3 369	Preferred D	Jan Horyna	Rewards	Restricted	144
02/24/2023	New	2 997	Preferred D	Jan Valenta	Rewards	Restricted	144
02/24/2023	New	1 500	Preferred D	Katerina Zelezna	Rewards	Restricted	144
02/24/2023	New	1 500	Preferred D	Michaela Zelezna	Rewards	Restricted	144
02/24/2023	New	20 000	Preferred D	Vaclava Zelezna	Rewards	Restricted	144
02/24/2023	New	40 636	Preferred D	Michal Zelezny	Rewards	Restricted	144
02/27/2023	New	1 041	Preferred D	Madison Geidl	Purchase	Restricted	144
02/27/2023	New	5 000	Preferred D	Roman Kacin	Purchase	Restricted	144
02/27/2023	New	5 000	Preferred D	Christopher Korba	Purchase	Restricted	144
03/06/2023	New	6 250	Preferred D	VVT (Hana Hajová)	Purchase	Restricted	144
03/07/2023	New	1 250	Preferred D	Jonathon Paul Tingle	Purchase	Restricted	144
03/07/2023	New	420	Preferred D	Michael Henriksen	Rewards	Restricted	144

03/07/2023	New	20 000	Preferred D	Daniel Michálek	Rewards	Restricted	144
03/09/2023	New	13 888	Preferred D	Greg Weinberg	Purchase	Restricted	144
03/13/2023	New	6 250	Preferred D	Kerberos Invest sro	Purchase	Restricted	144
03/13/2023	New	4 533	Preferred D	Romano Capital LLC	Rewards	Restricted	144
03/28/2023	New	14242	Preferred D	Lynda Raposo-Morris	Purchase	Restricted	144
03/29/2023	New	50 000	Preferred D	Michael Henriksen	Rewards	Restricted	144
03/29/2023	New	350	Preferred D	Michael Henriksen	Rewards	Restricted	144
03/14/2023	Cancellation	100 000	Preferred C	FRANK J HARITON	Conversion of Pref C shares to common shares	Unrestricted
03/14/2023	New	10 000 000	Common	FRANK J HARITON	Conversion of Pref C shares to common shares	Restricted	144
24/05/2023	New	8 000 000	Common	David Stybr	Rewards for employe	Restricted	144
24/05/2023	New	2 000 000	Common	Bryon Jackson	Rewards for employe	Restricted	144
24/05/2023	New	3 082 500	Common	Justin Mathews	Conversion of Pref D shares to common shares	Restricted	144
24/05/2023	New	474 600	Common	Cedric Herlinda Jan Francois	Conversion of Pref D shares to common shares	Restricted	144
24/05/2023	New	7 000 000	Common	David Zich	Conversion of Pref D shares to common shares	Restricted	144
26/06/2023	New	5 000 000	Common	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
22/05/2023	New	2 801 120	Common	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
09/05/2023	New	4 000 000	Common	Kalimdor LLC	Conversion of the note	Unrestricted

31/05/2023	New	4 536 697	Common	Kalimdor LLC	Conversion of the note	Unrestricted
28/06/2023	New	10 000 000	Common	Zied Loukil	Payment for purchase of Novelti to Livento Europe a.s.	Restricted	144
05/04/2023	New	5 263	Preferred D	Muhammad A. Anwar	Purchase	Restricted	144
20/04/2023	New	79	Preferred D	Cedric Herlinda Jan Francois	Rewards for employe	Restricted	144
21/04/2023	New	6 578	Preferred D	Greg Weinberg	Purchase	Restricted	144
21/04/2023	New	4 882	Preferred D	Romano Capital LLC	Invoice payment	Restricted	144
27/04/2023	New	4 000	Preferred D	Oldrich Muller	Rewards	Restricted	144
27/04/2023	New	15 150	Preferred D	Michael Henriksen	Rewards for employe	Restricted	144
27/04/2023	New	825	Preferred D	Justin Mathews	Rewards for employe	Restricted	144
03/05/2023	New	49 775	Preferred D	BFLEX SINGLE MEMBER I.K.E.	Payment of the Convertible Loan to the counterparty	Restricted	144
12/05/2023	New	2 500	Preferred D	Robert Andrew Edwards	Purchase	Restricted	144
24/05/2023	New	30 000	Preferred D	Justin Mathews	Exercise of a warrant by an employee	Restricted	144
24/05/2023	New	3 000	Preferred D	Cedric Herlinda Jan Francois	Exercise of a warrant by an employee	Restricted	144
24/05/2023	New	70 000	Preferred D	David Zich	Exercise of a warrant by an employee	Restricted	144
25/05/2023	New	3 333	Preferred D	James Conerly	Purchase	Restricted	144
30/05/2023	New	3 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
31/05/2023	Cancellation	-30 825	Preferred D	Justin Mathews	Conversion of Pref D shares to common shares	Restricted	144
31/05/2023	Cancellation	-4 746	Preferred D	Cedric Herlinda Jan Francois	Conversion of Pref D shares to common shares	Restricted	144
31/05/2023	Cancellation	-70 000	Preferred D	David Zich	Conversion of Pref D shares to common shares	Restricted	144

12/06/2023	New	1 900	Preferred D	Donovan Patterson	Purchase	Restricted	144
12/06/2023	New	200 000	Preferred D	West East Wind Ltd, Petr Horvath	Purchase	Restricted	144
12/06/2023	New	150	Preferred D	Michael Henriksen	Rewards for employe	Restricted	144
27/06/2023	New	25 000	Preferred D	Tomáš Salajka	Rewards	Restricted	144
27/06/2023	New	5 973	Preferred D	Romano Capital LLC, Chris Pye	Invoice payment	Restricted	144
27/06/2023	New	2 802	Preferred D	Romano Capital LLC, Chris Pye	Invoice payment	Restricted	144
22/05/2023	New	6 000	Preferred E	Mammoth Corporation	Conversion of old note	Unrestricted
24/05/2023	New	-6 000	Preferred E	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
23/05/2023	New	34 000	Preferred E	Mammoth Corporation	Conversion of old note	Unrestricted
26/06/2023	New	-6 000	Preferred E	Mammoth Corporation	Conversion of Pref E shares to Common shares	Unrestricted
30/05/2023	New	10 000	Preferred F	Mammoth Corporation	Purchase	Restricted	144
27/06/2023	New	5 000	Preferred F	Mammoth Corporation	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Alexandre Labelle	Purchase	Restricted	144
07/12/2023	New	50 000	Preferred D	James Boone	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Taylor Mitchell Johnson	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Daniel Edwin Powell	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Brandon J Brunn	Purchase	Restricted	144
07/12/2023	New	5 000	Preferred D	Laval Luca-Perry	Purchase	Restricted	144
07/12/2023	New	12 500	Preferred D	Nicholas P Jones	Purchase	Restricted	144
07/12/2023	New	20 000	Preferred D	Veera Raghava Reddy Kothakota	Purchase	Restricted	144

07/25/2023	New	10 000	Preferred D	Anthony George Bollin	Purchase	Restricted	144
07/25/2023	Cancellation	-47 000	Preferred D	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
07/25/2023	New	4 700 000	Common	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
07/25/2023	New	17 647	Preferred D	International Liquidity LLC	Rewards	Restricted	144
07/28/2023	Cancellation	-94 250	Preferred D	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
07/28/2023	New	9 425 000	Common	West East Wind Ltd	Conversion of Pref D shares to common shares	Restricted	144
08/02/2023	New	630 556	Common	Romano Capital LLC, Chris Pye	Invoice payment	Restricted	144
08/02/2023	New	-3 000	Preferred E	Mammoth Corporation	Conversion of Pref E shares to Common shares	Restricted	144
08/02/2023	New	3 125 000	Common	Mammoth Corporation	Conversion of Pref E shares to common shares	Unrestricted
08/08/2023	New	186 111	Common	Michael Henriksen	Invoice payment	Restricted	144
08/10/2023	New	2 000 000	Common	Ashwin Hassija	Rewards for employe	Restricted	144
08/10/2023	New	4 000 000	Common	David Zich	Rewards for employe	Restricted	144
08/10/2023	New	2 000 000	Common	Justin Mathews	Rewards for employe	Restricted	144
08/10/2023	New	1 000 000	Common	Cedric Herlinda Jan Francois	Rewards for employe	Restricted	144
08/10/2023	New	4 000 000	Common	David Stybr	Rewards for employe	Restricted	144
08/10/2023	New	1 000 000	Common	Willem van der Meer	Rewards for employe	Restricted	144
08/10/2023	New	2 000 000	Common	FRANK J HARITON	Rewards for employe	Restricted	144

08/10/2023	New	1 000 000	Common	Hamon Francis Fytton	Rewards for employe	Restricted	144
08/10/2023	New	500 000	Common	Yobe Consulting LLC	Rewards for employe	Restricted	144
08/10/2023	New	500 000	Common	Kevin Springstead	Rewards for employe	Restricted	144
08/10/2023	New	2 000 000	Common	INNOVEXA LIMITED	Rewards for employe	Restricted	144
08/22/2023	New	7 500	Preferred D	Nicholas P Jones	Purchase	Restricted	144
09/05/2023	New	200 000	Preferred C	Greg Weinberg	Purchase	Restricted	144
09/11/2023	New	65 000	Preferred C	Greg Weinberg	Purchase	Restricted	144
09/11/2023	New	12 500	Preferred D	Laval Lucas-Perry	Purchase	Restricted	144
09/11/2023	New	10 000	Preferred D	Wesley J. Hamilton	Purchase	Restricted	144
09/14/2023	New	100 000	Preferred C	Nicholas P Jones	Purchase	Restricted	144
09/18/2023	New	2 500 000	Preferred C	Michael Henriksen	Purchase	Restricted	144
09/19/2023	New	238 000	Common	Jeffrey J Coutley	Purchase	Restricted	144
09/19/2023	New	873 077	Common	Romano Capital LLC	Invoice payment	Restricted	144
9/29/2023	Cancellation	-332 620	Preferred C	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
09/19/2023	New	33 262 000	Common	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
10/03/2023	New	50 000	Preferred D	Muhammad A. Anwar	Purchase	Restricted	144
10/11/2023	Cancellation	-34 350	Preferred C	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
10/11/2023	New	3 435 000	Common	Milan Hoffman	Conversion of Pref C shares to common shares	Unrestricted
10/11/2023	New	20 000 000	Common	BFLEX SINGLE MEMBER IKE	Conversion of note	Restricted	144

10/11/2023	Cancellation	-49 775	Preferred D	BFLEX SINGLE MEMBER IKE	Conversion of Pref D shares	Restricted	144
10/11/2023	New	4 977 500	Common	BFLEX SINGLE MEMBER IKE	Conversion of Pref D shares	Restricted	144
10/17/2023	New	16 129 032	Common	NexGenAI Holding Group, Inc.	invoice payment	Restricted	144
10/30/2023	New	50 000	Preferred D	James Boone	Purchase	Restricted	144
10/30/2023	New	810 714	Common	Romano Capital LLC	Invoice payment	Restricted	144
10/30/2023	New	391 590 193	Common	Loredo Investment Limited	APALO contract	Restricted	144
11/10/2023	New	27 500	Preferred D	Seth Rush	Purchase	Restricted	144
11/10/2023	New	45 454	Preferred D	Richard James Parker	Purchase	Restricted	144
11/10/2023	New	1 811 594	Common	914 Ventures LLC	Reward	Restricted	144
11/15/2023	New	20 000	Preferred D	Roman Kacin	Purchase	Restricted	144
11/21/2023	Cancellation	-66 950	Preferred D	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144
11/21/2023	New	6 695 000	Common	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144
11/28/2023	New	50 000	Preferred D	Tom Miguel Claude Thomas	Purchase	Restricted	144
12/11/2023	New	100 000	Preferred D	Justin Mathews	Rewards	Restricted	144
12/11/2023	New	10 000	Preferred D	Aaron S Holder	Purchase	Restricted	144
12/15/2023	New	200 000	Preferred D	Aaron S Holder	Purchase	Restricted	144
12/19/2023	Cancellation	-150	Preferred D	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144
12/19/2023	New	15 000	Common	Michael Henriksen	Conversion of Pref D shares to common shares	Restricted	144

date	type	amount	share class	name
01/29/2024	CAN	-100 000	NUGENE INTERNATIONAL INC SERIES C PFD	FRANK J HARITON	restricted	144
08/27/2024	OIS	1 000 000	NUGENE INTERNATIONAL INC SERIES C PFD	SETH RUSH	restricted	144
10/29/2024	OIS	235 000	NUGENE INTERNATIONAL INC SERIES C PFD	GREG WEINBERG	restricted	144
01/16/2024	OIS	1 250 000	NUGENE INTERNATIONAL INC COMMON	NICHOLAS P JONES	restricted	144
01/16/2024	OIS	1 854 000	NUGENE INTERNATIONAL INC COMMON	PHIL CHEMERIKA	restricted	144
01/29/2024	OIS	10 000 000	NUGENE INTERNATIONAL INC COMMON	FRANK J HARITON	restricted	144
01/29/2024	OIS	4 546 600	NUGENE INTERNATIONAL INC COMMON	GREG WEINBERG	restricted	144
03/13/2024	OIS	750 000	NUGENE INTERNATIONAL INC COMMON	NICHOLAS P JONES	restricted	144
05/09/2024	OIS	43 800	NUGENE INTERNATIONAL INC COMMON	CEDRIC HERLINDA JAN FRANCOIS	restricted	144
07/01/2024	CAN	-12 000 000	NUGENE INTERNATIONAL INC COMMON	DAVID STYBR	restricted	144
07/03/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	ROMAN KACIN	restricted	144
07/03/2024	OIS	3 268 100	NUGENE INTERNATIONAL INC COMMON	SETH RUSH	restricted	144
07/09/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
07/17/2024	CAN	-80 000 000	NUGENE INTERNATIONAL INC COMMON	LOREDO INVESTMENT LIMITED	restricted	144
07/22/2024	OIS	5 000 000	NUGENE INTERNATIONAL INC COMMON	RICHARD JAMES PARKER	restricted	144
07/25/2024	OIS	1 428 500	NUGENE INTERNATIONAL INC COMMON	YOBE CONSULTING LLC	restricted	144
07/30/2024	OIS	5 323 890	NUGENE INTERNATIONAL INC COMMON	STORMPROOF PROTECTION INC	restricted	144
08/01/2024	OIS	5 000 000	NUGENE INTERNATIONAL INC COMMON	JUSTIN MATHEWS	restricted	144
08/28/2024	OIS	5 000 000	NUGENE INTERNATIONAL INC COMMON	WESLEY J HAMILTON	restricted	144
09/05/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	IGALA COMMONWEALTH LIMITED	restricted	144
09/18/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
10/03/2024	CAN	-50 000 000	NUGENE INTERNATIONAL INC COMMON	LOREDO INVESTMENT LIMITED	restricted	144

10/07/2024	OIS	20 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
10/08/2024	OIS	9 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
10/09/2024	OIS	3 111 495	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
10/16/2024	OIS	3 692 308	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
10/24/2024	OIS	5 372 405	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
11/05/2024	OIS	7 863 248	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
11/14/2024	OIS	7 396 450	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
11/20/2024	OIS	30 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
12/03/2024	OIS	11 585 799	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
12/18/2024	OIS	6 153 846	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
01/16/2024	OIS	17 857	NUGENE INTERNATIONAL INC SERIES D PFD	ASHWIN HASSIJA	restricted	144
01/16/2024	OIS	14 285	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
01/16/2024	OIS	15 000	NUGENE INTERNATIONAL INC SERIES D PFD	IRONCLAD PARTNERS LLC	restricted	144
01/16/2024	OIS	50 000	NUGENE INTERNATIONAL INC SERIES D PFD	MARATHON CAPITAL ADVISORY	restricted	144
01/16/2024	OIS	35 000	NUGENE INTERNATIONAL INC SERIES D PFD	WESLEY J HAMILTON	restricted	144
01/16/2024	CAN	-12 500	NUGENE INTERNATIONAL INC SERIES D PFD	NICHOLAS P JONES	restricted	144
01/16/2024	CAN	-18 540	NUGENE INTERNATIONAL INC SERIES D PFD	PHIL CHEMERIKA	restricted	144
01/29/2024	CAN	-45 466	NUGENE INTERNATIONAL INC SERIES D PFD	GREG WEINBERG	restricted	144
01/29/2024	OIS	100 000	NUGENE INTERNATIONAL INC SERIES D PFD	JOHNNY WALLACE RUSSELL JR	restricted	144
03/13/2024	OIS	2 900	NUGENE INTERNATIONAL INC SERIES D PFD	JUSTIN MATHEWS	restricted	144

03/13/2024	CAN	-7 500	NUGENE INTERNATIONAL INC SERIES D PFD	NICHOLAS P JONES	restricted	144
04/25/2024	OIS	438	NUGENE INTERNATIONAL INC SERIES D PFD	CEDRIC HERLINDA JAN FRANCOIS	restricted	144
05/09/2024	OIS	10 000	NUGENE INTERNATIONAL INC SERIES D PFD	EGEMEN BAGIS	restricted	144
05/09/2024	CAN	-438	NUGENE INTERNATIONAL INC SERIES D PFD	CEDRIC HERLINDA JAN FRANCOIS	restricted	144
05/23/2024	OIS	150 000	NUGENE INTERNATIONAL INC SERIES D PFD	CONELIA MANAGEMENT LTD	restricted	144
05/23/2024	OIS	150 000	NUGENE INTERNATIONAL INC SERIES D PFD	INNOVEXA LIMITED	restricted	144
05/23/2024	OIS	16 000	NUGENE INTERNATIONAL INC SERIES D PFD	LAVAL LUCAS-PERRY	restricted	144
06/07/2024	OIS	69 000	NUGENE INTERNATIONAL INC SERIES D PFD	WAYNE FRANCIS KIEFER	restricted	144
06/07/2024	OIS	40 000	NUGENE INTERNATIONAL INC SERIES D PFD	KHIET LUONG	restricted	144
06/07/2024	OIS	20 000	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
07/03/2024	CAN	-30 000	NUGENE INTERNATIONAL INC SERIES D PFD	ROMAN KACIN	restricted	144
07/03/2024	CAN	-32 681	NUGENE INTERNATIONAL INC SERIES D PFD	SETH RUSH	restricted	144
07/22/2024	CAN	-50 000	NUGENE INTERNATIONAL INC SERIES D PFD	RICHARD JAMES PARKER	restricted	144
07/25/2024	OIS	34 782	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
07/25/2024	OIS	50 000	NUGENE INTERNATIONAL INC SERIES D PFD	WESLEY J HAMILTON	restricted	144
07/25/2024	CAN	-14 285	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
07/26/2024	OIS	156 250	NUGENE INTERNATIONAL INC SERIES D PFD	WAYNE FRANCIS KIEFER	restricted	144
08/01/2024	OIS	20 000	NUGENE INTERNATIONAL INC SERIES D PFD	BRANDON J BRUUN	restricted	144
08/01/2024	CAN	-50 000	NUGENE INTERNATIONAL INC SERIES D PFD	JUSTIN MATHEWS	restricted	144

08/13/2024	OIS	10 000	NUGENE INTERNATIONAL INC SERIES D PFD	CHRISTOPHER KORBA	restricted	144
08/13/2024	OIS	25 000	NUGENE INTERNATIONAL INC SERIES D PFD	CHRISTOPHER KORBA	restricted	144
08/27/2024	OIS	100 000	NUGENE INTERNATIONAL INC SERIES D PFD	LAVAL LUCAS-PERRY	restricted	144
08/27/2024	OIS	20 000	NUGENE INTERNATIONAL INC SERIES D PFD	NICHOLAS AGRON UJKAJ	restricted	144
08/27/2024	OIS	15 000	NUGENE INTERNATIONAL INC SERIES D PFD	ENRI GJOKA	restricted	144
08/27/2024	OIS	800 000	NUGENE INTERNATIONAL INC SERIES D PFD	TAYLOR MITCHELL JOHNSON	restricted	144
08/27/2024	OIS	46 739	NUGENE INTERNATIONAL INC SERIES D PFD	ASHWIN HASSIJA	restricted	144
08/28/2024	CAN	-50 000	NUGENE INTERNATIONAL INC SERIES D PFD	WESLEY J HAMILTON	restricted	144
09/09/2024	OIS	500 000	NUGENE INTERNATIONAL INC SERIES D PFD	STEVEN LUEHRING	restricted	144
09/09/2024	OIS	350 000	NUGENE INTERNATIONAL INC SERIES D PFD	MICHELE LUEHRING	restricted	144
10/07/2024	CAN	-200 000	NUGENE INTERNATIONAL INC SERIES D PFD	CONELIA MANAGEMENT LTD	restricted	144
10/10/2024	OIS	33 898	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
10/14/2024	OIS	50 000	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
10/29/2024	OIS	80 000	NUGENE INTERNATIONAL INC SERIES D PFD	CHARLES DALE MOON	restricted	144
10/29/2024	OIS	16 666	NUGENE INTERNATIONAL INC SERIES D PFD	ASHWIN HASSIJA	restricted	144
10/30/2024	OIS	7 692	NUGENE INTERNATIONAL INC SERIES D PFD	ROMAN KACIN	restricted	144

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Director and members of Livento Group, Inc

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Livento Group, Inc (the “Company”) as of December 31, 2024, and 2023 and the related statements of operations, changes in the stockholders equity and cash flows, for each of the two years in the period ended December 31, 2024, and 2023, and the related notes collectively referred to as the “financial statements”.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, and 2023, in conformity with U.S. generally accepted accounting principles.

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

LAO PROFESSIONALS

(Chartered Accountants)

PCAOB 7057

April 16th, 2025

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	3,958	30,634
Account receivables	3,003,702	682,138
Other current assets	414,380	355,001
Total Current Asset	3,422,040	1,067,773

Non-Current Assets
Long term investments	687,568	654,288
Intangible Assets (net)	43,481,803	45,137,942
Total Non-Current Assets	44,169,371	45,792,230
Total Assets	$47,591,411	$46,860,003

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	455,989	323,936
Short term business loan	227,063	85,665
Total current liabilities	$683,053	$409,602
Long-Term Liabilities
Co-Investments	3,498,403	3,428,403
Total Long-Term Liabilities	$3,498,403	$3,428,403
Total Liabilities	$4,181,456	$3,838,005

Stockholder’s Equity:
Preferred stock A, $0.0001 par value, 100 shares authorized and issued at 12/31/2023 and 12/31/2024 respectively.	0	0
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 1,204,426 shares issued at 12/31/2023 and 10,000,000 shares Authorized, 4,737,456 shares issued 12/31/2024.	474	360

Preferred stock Class D $0.01 par value, 4,000,000 shares Authorized, and 211,344 shares issued at 12/31/2023 and 4,000,000 shares Authorized, and 3,846,735 issued 12/31/2024.	38,472	13,521

Common stock, $0.0001 par value, 1,000,000,000 shares Authorized, 812,799,962 shares issued at 12/31/2023 and 1,980,000,000 shares Authorized, 830,440,403 shares issued 12/31/2024.	83,044	81,280

Additional paid-in capital	62,981,525	61,939,774
Accumulated deficit	(19,704,578)	(19,023,956)
Non- controlling interest	11,020	11,020
Stockholders’ Equity	$43,409,955	$43,021,998

Total Liabilities and Stockholder’s Equity	$47,591,411	$46,860,003

The accompanying notes are an integral part of these consolidated financial statements.

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenue	$1,691,241	$2,005,789
Cost of revenue	2,936,419	2,940,555
Gross Margin	(1,245,178)	(934,767)

General and Admin Expense	911,556	5,396,566
Professional Fee	0	209,563
Rent Expense	0	5,544
	911,556	5,611,673
Taxation	-	-
Loss from operations	(2,156,734)	(6,546,440)
Other Income / (Expense)	1,560,341	288
Net loss for the year	$(596,394)	$(6,546,152)

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Additional Paid in capital	Accumulated Deficit	Non- Controling Interest	Shareholder’s equity
Balance as of January 1, 2023	100	0	1,204,423	120	211,344	2,113	-	-	-	-	227,001,268	22,700	32,493,023	-12,450,797	-	20,067,160
Selling shares for cashe	-	-	2,865,000	287	821,255	8,213	-	-	15,000	2	238,000	24	1,491,474	-	-	1,499,998
Issuing rewards	-	-	-	-	511,770	5,118	40,000	4	-	-	51,534,402	5,154	3,797,221	-3,807,496	-	0
Issuing for invoice payment	-	-	-	-	18,190	182	-	-	-	-	18,443,379	1,844	347,963	-	-	349,990
Conversion of Prefered Shares (C,D,E) to Common shares	-	-	-466,967	-47	-363,696	-3,637	-15,000	-2	-	-	93,991,600	9,399	266,750	-272,465	-	-0
Payment for Convertible Notes to the bFlex	-	-	-	-	49,775	498	-	-	-	-	20,000,000	2,000	569,707	-	-	572,205
Exercise of a warrant by an employee			-	-	103,000	1,030	-	-	-	-	-	-	-927		-	103
Livento Europe Acquisition	-	-	-	-	-	-	-	-	-	-	10,000,000	1,000	693,079	-	11,020	705,099
Paying for Movies Acquisiotion	-	-	-	-	-	-	-	-	-	-	391,591,313	39,159	22,281,481	-	-	22,320,641
Other P&L	-	-	-	-	-	-	-	-	-	-	-	-	-	-2,493,199	-	-2,493,199
Balance as of December 31, 2023	100	0	3,602,456	360	1,351,638	13,516	25,000	3	15,000	2	812,799,962	81,280	61,939,774	-19,023,956	11,020	43,021,998

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Additional Paid in capital	Accumulated Deficit	Non- Controling Interest	Shareholder’s equity
Balance as of January 1, 2024	100	0	3,602,456	360	1,351,638	13,516	25,000	3	15,000	2	812,799,962	81,280	61,939,774	- 19,023,956	11,020	43,021,998
Selling shares for cashe	-	-	1,235,000	124	2,681,507	26,815	-	-	-	-	-	-	190,063	-	-	217,001
conversion of Pref D shares to common shares	-	-	- 100,000	-10	- 511,410	- 5,114	-	-	-	-	61,141,000	6,114	-990	-	-	-
Issuing rewards	-	-	-	-	325,000	3,250	-	-	-	-	48,000,000	4,800	311,700	- 319,750	-	-
Cancelation of common shares	-	-	-	-	-	-	-	-	-	-	-142,000,000	-14,200	14,200	-	-	-
Note Conversion	-	-	-	-	-	-	-	-	-	-	50,499,441	5,050	380,185	- 180,905	-	204,330

Others + P&L		-		-		-		-		-		-	146,593	- 179,967		- 33,374
Balance as of Dec 31, 2024	100	0	4,737,456	474	3,846,735	38,467	25,000	3	15,000	2	830,440,403	83,044	62,981,525	- 19,704,578	11,020	43,409,955

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2024	For the Year Ended December 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(596,394)	$(6,546,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustments	(52,392)
Amortization	2,105,912	1,839,634
Shares issued for services	500,665	4,079,961
Changes in operating assets and liabilities:
Accounts Receivable	(2,321,564)	(180,758)
Accounts Payable	125,096	105,086)
Other Current Assets	(58,574)	(67,427)
Other Current Liabilities	141,348	340,314
Net Cash Used in Operating Activities	(155,903)	(433,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	(5,000)	(5,360)
Purchase of Intangible Assets	(346,034)	(1,408,600)
Cash proceed for sale of investments	0	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net Cash Used in Investing Activities	(351,034)	(1,413,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of Stock	410,261	1,497,572
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	70,000	356,003
Net Cash Provided by Financing Activities	480,261	1,853,575

NET INCREASE IN CASH	(26,676)	6,475)

CASH AT BEGINNING OF YEAR	30,634	24,159

CASH AT END OF YEAR	$3,958	$30,634

The accompanying notes are an integral part of these financial statements.

LIVENTO GROUP, INC

Notes to Consolidated Financial Statements

December 31, 2024, and 2023

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

Basis of Consolidation

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of December 31, 2024.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, and 2024 there is $ $30,634 and $3,958 in cash equivalent.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write- off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $0 and $0 as of December 31, 2024, and December 31, 2023, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and 2023.

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

Series C Preferred Stock

On December 31, 2024, Livento Group, Inc had total 4,737,456 shares of our Series C Preferred Shares. The Series C Preferred Shares have preference in liquidation and are convertible into common shares. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2024, the Company issued 3,846,735 Series D preferred shares. The par value is $0.01 per share.

Series E Preferred Stock

Series E Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2024, the Company issued 28,000 Series E preferred shares from 40 thousand (40,000) shares authorized. The par value is $0.0001 per share.

Series F Preferred Stock

Series F Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2024, the Company issued 15,000 Series F preferred shares from 75 thousand (75,000) shares authorized. The par value is $0.0001 per share.

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

Concentration of Revenues

Livento Group, Inc. & Livento Group LLC

Profit & Loss Prev. Years Comparison

Accrual Basis

As of December 31, 2024, December 31, 2023, and December 31, 2022

	Dec 30, 2024	Dec 31, 2023	Dec 31, 2022
Ordinary Income/Expense
Income
Revenues	1,691,241	1,966,202	1,966,202
Sales Discounts	0	0	0
Total Income	1,691,241	2,005,789	1,966,202

Cost of Goods Sold
Merchant Account Fees	0	0	0
Professional fees RTS	826,144	1,074,694	393,879
Amortization RTS	2,110,275	1,865,862	1,677,410
Total COGS	2,936,419	2,940,555	2,071,289

Gross Profit	(1,245,178)	(934,767)	(105,087)

Expense
Advertising & marketing	39,025	339,230	55,112
Computer and Internet Expenses	0	0	0
Bank Charges	9,370	10,443	1,048
Commissions & fees	0	65,035	15,292
Contract labor	40,610	516,835	129,467
Contractors	18,501	5,475	5,500
General business expenses	21,745	32,815	33,073
Interest paid	135,381	0	21,954
Legal & accounting services	39,674	126,241	55,272
Professional Fees	46,108	209,563	120,750
Office expenses	9,532	6,896	2,421
Payroll expenses	46,012	191,000	42,000
Rent	4,271	5,544	3,366
Travel	504	19,238	7,093
Uncategorized Expense	500,882	4,081,376	0
Total Expense	911,556	5,611,673	482,347

Net Ordinary Income	(2,156,734)	(6,546,440)	(587,434)

Other Income/Expense
Other Income	1,560,249	57	100,001
Other Expense	(92)	(231)	(276)
Net Other Income	1,560,341	288	100,277

Net Income	(596,394)	(6,546,152)	(487,158)

NOTE 6 – LONG TERM INVESTMENTS

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

NOTE 7 – INTANGIBLE ASSETS

These Intangible Assets are in the form of Movies and A&I Machine learning programs, acquired by Licensing agreements and other costs for development from August 25th, 2020 to December 31st, 2024. The accounting policy used for Revenue Recognition is ASC 606 five step model. The details below are the license terms of the movies and A&I machine learning program.

Movie projects

Name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.

Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.

Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.

How the assets are to be amortized	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.

Amount expended on research	The cost to produce this asset is currently USD 32,657,257 and contains works of people, licenses, and acquisition of initial projects.

Acquisition of Intangible Asset - Movies
Date	Note	Amount
08/25/2020	Script Carnival Killers acquisition	1,050,600
09/10/2020	Script writers Carnival	530,000
08/24/2021	Script writers Carnival	1,660,000
11/11/2021	Producer fees	475,000
03/05/2022	Running Wild works	205,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
07/18/2022	Carnival Killers works	40,000
07/18/2022	Kids Movie 1	100,000
09/14/2022	Kids Movie 1 script	525,000
09/14/2022	Movie X script	525,000
09/14/2022	Producers works Movie BR	525,000
09/14/2022	Movie X script writers	525,000
09/25/2022	TV Series	2,916,017
10/13/2022	Producer Works Script	30,000
10/19/2022	Movie X script writers	600,000
11/10/2022	Producer Work Movie BR	30,000
11/28/2022	R. U. ROBOT S.R.O. Savage	100,000
12/09/2022	Director Work Movie BR	30,000
12/23/2022	Director Work Movie BR	20,000
12/29/2022	Kids Movie 1 script	50,000
01/13/2023	Carnival of Killers	100,000
02/06/2023	Running Wild works	50,000
03/02/2023	Movie RU1	100,000
05/26/2023	Acquisitoin of movies	22,320,641
TOTAL		32,657,258

A&I machine learning program - Elisee

Name of the intangible asset	A&I machine learning program – Elisee
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1.5 million per year and we expect from 2030 to produce USD 4.8 million as we are able to offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A&I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

David Stybr, CEO,	2024		$144,000	$-	$-	$-	$
	2023		$144,000	$-	$-	$-	$
Michal Zelezny, non-exec,	2024		$2,500	$-	$-	$-	$
	2023	$		$-	$-	$-	$
Simon Sandoval, non-exec,	2024		$2,500	$-	$-	$-	$
	2023	$		$-	$-	$-	$

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

Name and address of beneficial owner	Number of Shares Owned (1)	Percent of Class (2)

David Stybr (3)	12,000,000 common stock	1,4%

David Zich	7,000,000 common stock	0,08%

Simon Sandoval	0	0%

Michal Zelezny	40,636 D Preferred shares	2,1%

All officers and Directors as a group (3)	0	0%

1.	Does not account for the shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.
2.	Based on shares of common stock outstanding as of December 31, 2024 of 839,440,403 shares.
3.	Does not include for shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2024, and 2023, we were billed approximately $10,000 and $15,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2024, and 2023.

Tax Fees

For the Company’s fiscal years ended December 31, 2024, and 2023, we were billed approximately $14,000 and $30,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal year ended December 31, 2024 we were billed approximately $46,108, for professional services rendered in connection with our registration statements.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2023, and 2024.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2024.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	April 17, 2025
David Stybr	(Principal Executive Officer)

/s/Simon Sandoval	Director	April 17, 2025
Simon Sandoval

/s/ Michal Zelezny	Director	April 17, 2025
Michal Zelezny

