Form 10-Q
period 2025-03-31
Livento Group, Inc.
filed 2025-05-20
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as March 31, 2025: 1,100,344,659.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of Mar 31, 2025	As of Mar 31, 2024
ASSETS
Current Assets
Checking/Savings
Cash	24,665	15,054
Total Checking/Savings	$24,665.00	$15,054

Accounts Receivable	2,555,912	1,903,264

Other Current Assets
Other Accounts Receivable	360,129	419,385
Inventories	0	0
Total Other Current Assets	$360,129	$419,385

Total Current Assets	$2,940,706	$2,337,704

Long Term Assets
Long Term Investments	687,568	687,568
Property & Equipment	27,571	27,571
Goodwill	0	0
Intangible Assets	49,475,795	49,490,730
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	-6916393	(4,837,932)
Total Fixed Assets	$43,274,541	$45,367,938

TOTAL ASSETS	$46,215,247	$47,705,641

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	305557	391,820
Credit Cards	0	0
Other Current Liabilities
Other Payables	195600	121,171
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	195600	121,171
Total Current Liabilities	$501,157	$512,991

Long-Term Liabilities
Co-Investments	3372020	3,472,020
Long-Term Business Loans	0	26,383
Total Long-Term Liabilities	$3,372,020	$3,498,403

Total Liabilities	$3,873,177	$4,011,395

Equity
Additional Paid in Capital	62,564,359	62,085,377
Capital Stock	0	0
Common Stock	110,034	83,120
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	38776	15,381
Retained Earnings	-20,382,118	(18,500,650)
Non-Controlling Interest	11,019	11,020
Total Equity	$42,342,070	$43,694,247

TOTAL LIABILITIES & EQUITY	$46,215,247	$47,705,641

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	As of Mar 31, 2025	As of Mar 31, 2024
ORDINARY ICOME/EXPENSE
Income
Revenues	312,657	306,622
Sales Discounts	0	0
Total Income	$312,657	$306,622

Cost of Goods Sold
Merchant Account Fees	0	0
Professional fees RTS	287,566	195,657
Amortization RTS	506,238	531,978
Total COGS	$793,804	$727,635

Gross Profit	$-481,147	$(421,013)

Expense
Advertising & marketing	5,885	4,518
Computer and Internet Expenses	0	0
Bank Charges	644	2,654
Commissions & fees	0	0
Contract labor	67,890	42,147
Contractors	2560	1,998
General business expenses	7,823	4,880
Interest paid	0	6,705
Insurance	0	0
Legal & accounting services	26,712	27,384
Professional Fees	33,908	0
Office expenses	955	2,976
Payroll expenses	45,690	51,012
Rent	2,876	1,328
Travel	1,450	2,335
Uncategorized Expense	0	168
Stock based compensation	0	150
Taxes paid	0	0
Total Expense	$196,393	$148,255

Net Ordinary Income	$-677,540	$(569,268)

Other Income/Expense
Other Income	0	1,124,840
Other Expense	0	0
Net Other Income	$0	$1,124,840

Net loss	$-677,540	$555,572

Net loss per share - basic and diluted

Weighted average number of common shares outstanding, basic and diluted	248,001,268	831,200,562

The accompanying notes are an integral part of these condensed financial statements.

3

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	As of Mar 31, 2025	As of Mar 31, 2024
Net loss	(677,540)	555,572
Other comprehensive income (loss):	0	2,484
Foreign currency translation adjustments	0	(25,048)
Total comprehensive loss	$(677,540)	533,008

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	4,994,194	13,881	812,799,962	81,280	61,939,774	(19,023,956)	11,020	43,021,998
Change in Preferred shares	51,036	1,500						1,500
Change in Ordinary shares			18,400,600	1,840				1,840
Change in Additional Paid in Capital					145,603			145,603
Change in Accumulated Deficit						523,306)		523,306
Change in Non-Controlling Interest								0
Balance at March 31, 2024	5,045,230	15,381	831,200,562	83,120	62,085,377	(18,500,650)	11,020	43,694,247

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock		Additional		Non-
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Accumulated Deficit	Controling Interest	Shareholder’s equity
Balance as of January 1, 2025	100	0	4,737,456	474	3,846,735	38,467	25,000	3	15,000	2	830,440,403	83,044	62,981,525	-19,854,578	11,020	43,259,955
Selling shares for cash	-	-	2,100,000	210	1,516,794	15,168	-	-	-	-	-	-	-399,990	-	-	-384,612
conversion of Pref D shares to common shares	-	-	-100,000	-10	-1,553,753	-15,538	-	-	-	-	269,904,256	26,990	-17,176	-	-	-5,733
Issuing rewards	-	-	-	-	-		-	-	-	-					-	-
Cancelation of common shares	-	-	-	-	-	-	-	-	-	-					-	-
Note Conversion	-	-	-	-	-	-	-	-	-	-					-	-

Others + P&L		-		-		-		-		-		-		-527,540		-527,540
Balance as of March 2025	100	0	6,737,456	674	3,809,776	38,098	25,000	3	15,000	2	1,100,344,659	110,034	62,564,359	- 20,382,118	11,020	42,342,070

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	As of Mar 31, 2025	As of Mar 31, 2024
OPERATING ACTIVITIES
Net Income	-677,540	555,572
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	419,353	533,686
Stock based compensation	0	150
Foreign currency translation adjustments	0	1,960
Changes in operating assets and liabilities:
Accounts Receivable	112,910	(1,221,127)
Accounts Payable	164,013	67,884)
Other Current Assets	14,361	(64,577)
Other Current Liabilities	-42,109	35,456)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	668,528	(646,569)
Net cash provided by Operating Activities	$-9,012	$(90,997)

INVESTING ACTIVITIES
Long Term Investments	-5,360	(5,000)
Purchase of Intangible Assets	-223,458	(48,363)
Cash proceed for sale of investments	0	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net cash provided by Investing Activities	$-228,818	$(53,363)

FINANCING ACTIVITIES
Proceed from sale of Stock	258,537	58,780
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	0	70,000
Net cash provided by Financing Activities	$258,537	$128,780

Net cash increase for period	$20,707	$(15,579)

Cash at beginning of period	$3,958	$30,634

Cash at end of period	$24,665	$15,054

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of March 31, 2025.

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

Property and Equipment

Our property, plant, and equipment on March 31, 2025, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program

what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.

Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.

Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1.5 million per year and we expect from 2023 to produce USD 2.5 million as we can offer upgraded version to more clients.

Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 5,792,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects and Entertainment projects

what the intangible assets is to be used for	We invest into movie and game development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie or game asset needs 15-18 months to reach completion.

Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.

Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

As of the date of this report, we have not issued any convertible debt securities.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of March 31, 2025, the company issued a total 831,200,562 common shares with $0.0001 par value.

Preferred Shares

As of March 31, 2025, the company issued 5 classes of preference shares.

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

At March 31, 2025, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

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

RESULTS OF OPERATIONS

Comparison of three months ended March 2025 and 2024

The following analysis of the results of operations for the three months ended March, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended March 31, 2025 totaled $306,622. These came from sales of Elisee and our management services. We had as well $1,124,840 of movie margin income that we booked for movie projects that are entering production phase.

Most of the revenue for the quarter that ended March 31, 2025, was derived from software fees in the USA and Europe markets and Global Dot Logistics management services. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

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

Advertising and promotion

Advertising and promotion totaled approximately $4,518 for the three months ended March 31, 2024 compared to approximately $14,593 for the three months ended March 31, 2025. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $148,255 for the three months ended March 31, 2024 compared to approximately $2,506,923 for the three months ended March 31, 2025. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

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

Based on their evaluation as of March 31, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

May 19, 2025	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

