Form 10-Q
period 2025-06-30
Livento Group, Inc.
filed 2025-08-08
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as June 30, 2025: 1,239,753,594

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of June 30, 2025	As of December 31,2024
ASSETS
Current Assets
Checking/Savings
Cash	31,987	3,958
Total Checking/Savings	$31,987.00	$3,958

Accounts Receivable	1,701,762	3,003,702

Other Current Assets
Other Accounts Receivable	270,672	414,380
Inventories	0	0
Total Other Current Assets	$270,672	$414,380

Total Current Assets	$2,004,421	$3,422,040

Long Term Assets
Long Term Investments	1,474,721	687,568
Property & Equipment	53,282	25,820
Goodwill	0	0
Intangible Assets	49,046,033	49,866,140
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	-7413822	-6,410,158
Total Fixed Assets	$43,160,213	$44,169,371

TOTAL ASSETS	$45,164,634	$47,591,411

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	206235	455,989
Credit Cards	0	0
Other Current Liabilities
Other Payables	133987	227,063
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	133987	227,063
Total Current Liabilities	$340,222	$683,053

Long-Term Liabilities
Co-Investments	3072020	3,472,020
Long-Term Business Loans	0	26,383
Total Long-Term Liabilities	$3,072,020	$3,498,403

Total Liabilities	$3,412,242	$4,181,456

Equity
Additional Paid in Capital	61,963,869	62,981,525
Capital Stock	0	0
Common Stock	123,975	83,044
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	38316	38,945
Retained Earnings	-20,384,787	-19,704,578
Non-Controlling Interest	11,020	11,020
Total Equity	$41,752,393	$43,409,955

TOTAL LIABILITIES & EQUITY	$45,164,635	$47,591,411

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
ORDINARY ICOME/EXPENSE
Income
Revenues	234,131	558,707	546,788	865,328
Sales Discounts	0	0	0	0
Total Income	$234,131	$558,707	$546,788	$865,328
	0	0
Cost of Goods Sold	0	0
Merchant Account Fees	0	0	0	0
Professional fees RTS	90,057	96,486	377,623	292,143
Amortization RTS	500,983	530,429	1,007,221	1,062,407
Total COGS	$591,040	$626,915	$1,384,844	$1,354,550
	0	0
Gross Profit	$-356,909	$-68,208	$-838,056	$-489,222
	0	0
Expense	0	0
Advertising & marketing	992	408	6,877	4,926
Computer and Internet Expenses	0	0	0	0
Bank Charges	379	1,347	1023	4,001
Commissions & fees	0	0	0	0
Contract labor	11,010	12,001	78,900	54,148
Contractors	7,663	1,688	10223	3,686
General business expenses	1,174	570	8,997	5,450
Interest paid	0	7,694	0	14,399
Insurance	0	0	0	0
Legal & accounting services	8,958	3,750	35,670	31,134
Professional Fees	10,659	600	44,567	600
Office expenses	-855	2,058	100	5,034
Payroll expenses	-11,782	0	33,908	51,012
Rent	112	738	2,988	2,066
Travel	3,050	361	4,500	2,696
Uncategorized Expense	0	-9	0	159
Stock based compensation	0	3,100	0	3,250
Taxes paid	0	0	0	0
Total Expense	$31,360	$34,306	$227,753	$182,561
	0	0
Net Ordinary Income	$-388,269	$-102,515	$-1,065,809	$-671,783
	0	0
Other Income/Expense	0	0
Other Income	535,600	365,307	535600	1,490,147
Other Expense		0	0	0
Net Other Income	$535,600	$365,307	$535,600	$1,490,147
	0	0
Net loss	$147,331	$262,792	$-530,209	$818,364

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025		2024
Net loss	147,331	262,792		- 530,209	818,364
Other comprehensive income (loss):	992	488		2,335	488
Foreign currency translation adjustments	- 31,915	- 12,413		- 44,584	- 12,413
Total comprehensive loss	$116,409	$250,868	$	- 572,458	$806,440

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	4,994,194	13,881	812,799,962	81,280	61,939,774	-19,023,956	-	43,010,978
Change in Preferred shares	506,036	6,050						6,050
Change in Ordinary shares			18,444,400	1,844				1,844
Change in Additional Paid in Capital					172,169			172,169
Change in Accumulated Deficit						-1,344,082		-1,344,082
Change in Non-Controling Interest							11,020	11,020
Balance at June 30, 2024	5,500,230	19,931	831,244,362	83,124	62,111,943	-20,368,038	11,020	41,857,980

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	8,624,291	38,945	830,440,403	83,044	62,981,525	-19,704,578	11,020	43,409,955
Change in Preferred shares	-835,159	-629						-629
Change in Ordinary shares			409,313,191	40,931				40,931
Change in Additional Paid in Capital					-1,017,656			-1,017,656
Change in Accumulated Deficit						-680,209	-	-680,209
Change in Non-Controling Interest								0
Balance at Jun 30, 2025	7,789,132	38,316	1,239,753,594	123,975	61,963,869	-20,384,787	11,020	41,752,393

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2024	5,045,230	15,381	831,200,562	83,120	62,085,377	-18,500,650	11,020	43,694,247
Change in Preferred shares	455,000	4,550						4,550
Change in Ordinary shares			43,800	4				4
Change in Additional Paid in Capital					26,567			26,567
Change in Accumulated Deficit						-1,867,388		-1,867,388
Change in Non-Controling Interest							-	0
Balance at June 30, 2024	5,500,230	19,931	831,244,362	83,124	62,111,943	-20,368,038	11,020	41,857,980

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2025	9,220,822	38,776	1,130,584,594	110,034	62,564,359	-20,382,118	11,020	42,342,070
Change in Preferred shares	-1,431,690	-460						-460
Change in Ordinary shares			109,169,000	13,941				13,941
Change in Additional Paid in Capital					-600,490			-600,490
Change in Accumulated Deficit						-2,669	-	-2,669
Change in Non-Controling Interest								0
Balance at Jun 30, 2025	7,789,132	38,316	1,239,753,594	123,975	61,963,869	-20,384,787	11,020	41,752,393

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
OPERATING ACTIVITIES
Net Income	147,331	262,792	-530,209		818,364
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	-386,435	-30,028	32,918		- 28,068
Stock based compensation	1,061,982	525,934	1,061,982		1,059,620
Foreign currency translation adjustments	0	3,100	0		3,250
Changes in operating assets and liabilities:
Accounts Receivable	-315,353	-874,331	-202,443		- 2,095,457
Accounts Payable	-29,026	-25,268	134,987		42,615
Other Current Assets	-25,343	-31,535	-10,982		- 96,112
Other Current Liabilities	55,096	129,274	12,987		164,730
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	360,921	-302,854	1,029,449		- 949,422
Net cash provided by Operating Activities	$508,252	$-40,061	$499,240	$	- 131,058

INVESTING ACTIVITIES
Long Term Investments	0	0	-5,360)		- 5,000
Purchase of Intangible Assets	-467,779	4,956	-691,237)		- 43,407
Cash proceed for sale of investments	0	0	0		0
Property & Equipment	0	0	0		0
Deposits	0	0	0		0
Security Deposits Asset	0	0	0		0
Net cash provided by Investing Activities	$-467,779	$4,956	$-696,597	$	- 48,407

FINANCING ACTIVITIES
Proceed from sale of Stock	100	28,021	258,637		86,801
Contribution by owners	0	0	0		0
Dividends Paid	0	0	0		0
Proceed from note payable	0	0	0		70,000
Net cash provided by Financing Activities	$100	$28,021	$258,637		$156,801

Net cash increase for period	$40,573	$-7,085	$61,280	$	- 22,664

Cash at beginning of period	$24,665	$15,054	$3,958		$30,634

Cash at end of period	$65,238	$7,970	$65,238		$7,970

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of June 30, 2025.

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

Property and Equipment

Our property, plant, and equipment on June 30, 2025, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

We had revenue of $234,131 in the second quarter of 2025 and over $500,000 in other income from movie projects. These came from sales of Elisee in amount of $134,131 our management services for Global Dot Logistics for $100,000.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $500,983, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $90,057.

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

Common stock equivalents totaling 1,239,753,594 as of June 30, 2025 were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended June 30, 2025, and December 31, 2024 and therefore the effect would be anti-dilutive.

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

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program

what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.

Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.

Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1.5 million per year and we expect from 2025 to produce USD 2.5 million as we can offer upgraded version to more clients.

Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 5,792,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects and Entertainment projects

what the intangible assets is to be used for	We invest into movie and game development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie or game asset needs 15-18 months to reach completion.

Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.

Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

On June 30, 2025 the company entered financing agreement with Vanquish Funding Documents Inc in amount of $75,600, with interest at the rate of ten percent (10%) per annum with maturity date on April 15, 2026. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with discount 35% to lowest low for 10 days prior to Conversion date.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of June 30, 2025, the company issued a total 1,239,753,594 common shares with $0.0001 par value.

Preferred Shares

As of June 30, 2025, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 3,957,456 shares issued,
●	Preferred shares D, $0.01 par value, 4,000,000 shares Authorized, and 3,791,576 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At June 30, 2025, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

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

RESULTS OF OPERATIONS

Comparison of three months ended June 2025 and 2024

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

Revenues

Revenues generated during the three months ended June 30, 2025 totaled $769,731. These came from sales of Elisee and our management services for Global Dot Logistics and movie projects. We see change in structure where other income from movie business is creating future cash flow from those projects.

Most of the revenue for the quarter that ended June 30, 2025, was derived from software fees in the USA and Europe markets, Global Dot Logistics management services and as well movie projects under BOXO Productions. Movie revenues belong to acquired movies during 2024 where initial two movies out of our 45 projects successfully entered distribution. Movie income is shown in Other income as a part of profits BOXO will receive from finished movie package. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $500,983, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $90,057. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $992 for the three months ended June 30, 2025 compared to approximately $408 for the three months ended June 30, 2024.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $11,321 for the three months ended June 30, 2025 compared to approximately $16,178 for the three months ended June 30, 2024.

Professional fees

Professional fees totaled approximately $10,659 for the three months ended June 30, 2025 compared to approximately $600 for the three months ended June 30, 2024. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

Comparison of six months ended June 2025 and 2024

Revenues

Revenues generated during the six months ended June 30, 2025 totaled $1,082,388. These came from sales of Elisee, Global Dot Logistics management services and movie projects under BOXO Productions, Inc. Livento continues its change to Global Dot Logistics and BOXO movie projects income streams that should increase on the FINRA Name Change process is completed as we expect new opportunities to sign once we are fully FINRA approved company.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,007,221, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and movies in amount of $377,623. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $6,877 for the six months ended June 30, 2025 compared to approximately $4,926 for the six months ended June 30, 2024. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $28,322 for the nine months ended June 30, 2025 compared to approximately $102,476 for the six months ended June 30, 2024.

Professional fees

Professional fees totaled approximately $600 for the nine months ended June 30, 2025 compared to approximately $82,972 for the six months ended June 30, 2024. The amount is mainly used to cover our services on other projects and internal Livento structure and movie developments.

Stock based compensation

Stock based compensation costs was $ 0 for the six months ended June 30, 2025 compared to $3,250 for the six months ended June 30, 2024.

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

Based on their evaluation as of June 30, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

We operated at a net loss of $1,180,537 for the period ended June 30, 2025, in addition to our cash resources, which were about $189,577 on June 30, 2025, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Amortization and Stock Based Compensations. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse, Novelti software and movie projects.

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

We have designated 10,000,000 shares as Series C Preferred Stock and 4,000,000 shares as Series D Preferred Stock. As of June 30, 2025, 3,502,456 shares of our Series C Preferred Shares were issued and outstanding, and 1,957,674 shares of Series D Preferred Stock were outstanding and issued. Each share of Series C or Series D Preferred Stock converts into 100 shares of common stock as the common stock is presently constituted but has no rights to dividends. Upon liquidation of the Company, holders of Series C or Series D Preferred Stock will receive such amount as the holder would have received had they converted to common stock immediately before the liquidation. The only difference between the Series C Preferred Stock and the Series D Preferred Stock is that the Series C Preferred Stock is not adjusted for stock splits and combinations. At the same time, the Series D Preferred Stock will have a proportional adjustment, and holders of Series C Stock may not affect a conversion that would place their total ownership of the shares of common stock above 4.99% of the outstanding.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2025.

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

August 8, 2024	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

