Form 10-Q
period 2025-09-30
Livento Group, Inc.
filed 2025-10-20
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as September 30, 2025: 2,279,753,594

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of Sep 30, 2025	As of December 31, 2024
ASSETS
Current Assets
Checking/Savings
Cash	120,221.00	3,958
Total Checking/Savings	$120,221.00	$3,958

Accounts Receivable	1,450,987	3,003,702

Other Current Assets
Other Accounts Receivable	267,982	414,380
Inventories	0	0
Total Other Current Assets	$267,982	$414,380

Total Current Assets	$1,839,190	$3,422,040

Long Term Assets
Long Term Investments	1,581,092	687,568
Property & Equipment	48,765	25,820
Goodwill	0	0
Intangible Assets	48,761,487	49,866,140
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	-7,712,983	-6,410,158
Total Fixed Assets	$42,678,361	$44,169,371

TOTAL ASSETS	$44,517,551	$47,591,411

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	124,089	455,989
Credit Cards	0	0
Other Current Liabilities
Other Payables	87,622.00	227,063
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	87,622	227,063
Total Current Liabilities	$211,711	$683,053

Long-Term Liabilities
Co-Investments	2,586,077	3,472,020
Long-Term Business Loans	0	26,383
Total Long-Term Liabilities	$2,586,077	$3,498,403

Total Liabilities	$2,797,788	$4,181,456

Equity
Additional Paid in Capital	62,572,904	62,981,525
Capital Stock	0	0
Common Stock	227,975	83,044
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	47,945	38,945
Retained Earnings	-21,140,081	-19,704,578
Non-Controlling Interest	11,020	11,020
Total Equity	$41,719,763	$43,409,955

TOTAL LIABILITIES & EQUITY	$44,517,551	$47,591,411

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended Sep 30,		Nine Months ended Sep 30,
	2025	2024	2025	2024
ORDINARY ICOME/EXPENSE
Income
Revenues	329,423	527,588	876,211	1,392,916
Sales Discounts	0	0	0	0
Total Income	$329,423	$527,588	$876,211	$1,392,916
	0	0
Cost of Goods Sold	0	0
Merchant Account Fees	0	0	0	0
Professional fees RTS	311,940	241,566	689,563	533,709
Amortization RTS	459,981	526,176	1,467,202	1,588,583
Total COGS	$771,921	$767,742	$2,156,765	$2,122,292
	0	0
Gross Profit	$-442,498	$(240,155)	$-1,280,554	$(729,377)
	0	0
Expense	0	0
Advertising & marketing	1,844	37,385	8,721	42,311
Computer and Internet Expenses	0	0	0	0
Bank Charges	-42	4,755	981	8,756
Commissions & fees	0	3,941	0	3,941
Contract labor	47,081	3,666	125,981	57,814
Contractors	3,226	146	12549	3,832
General business expenses	10,875	3,820	19,872	9,270
Interest paid	0	6,188	0	20,587
Insurance	0	0	0	0
Legal & accounting services	8,328	9,917	43,998	41,051
Professional Fees	42,555	733	87,122	1,333
Office expenses	230	3,902	1,230	8,937
Payroll expenses	20,483	(5,000)	54,391	46,012
Rent	1,344	1,684	4,332	3,750
Travel	2,290	1,176	6,790	3,872
Uncategorized Expense	0	6	0	165
Stock based compensation	0	97,510	0	100,760
Taxes paid	0	0	0	0
Total Expense	$138,214	$169,829	$365,967	$352,390
	0	0
Net Ordinary Income	$-580,712	$(409,984)	$-1,646,521	$(1,081,767)
	0	0
Other Income/Expense	0	0
Other Income	355,627	56	891227	1,490,203
Other Expense	0	0	0	0
Net Other Income	$355,627	$56	$891,227	$1,490,203
	0	0
Net loss	$-225,085	$(409,929)	$-755,294	$408,436

Net loss per share - basic and diluted

Weighted average number of common shares outstanding, basic and diluted

The accompanying notes are an integral part of these condensed financial statements.

3

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended Sep 30,		Nine Months ended Sep 30,
	2025	2024	2025	2024
Net loss	-225,085	(409,929)	-755,294	408,436
Other comprehensive income (loss):	992	992	2,934	2,934
Foreign currency translation adjustments	-31,915	(31,915)	-4,792	(4,792)
Total comprehensive loss	$-256,007	$(440,851)	$-757,152	$406,577

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2024	4,994,194	13,881	812,799,962	81,280	61,939,774	(19,023,956)	11,020	43,021,998
Change in Preferred shares	3,406,841	25,158						25,158
Change in Ordinary shares			(36,535,110)	(3,654)				(3,654)
Change in Additional Paid in Capital					442,799			442,799
Change in Accumulated Deficit						371,291	-	371,291
Change in Non-Controlling Interest								0
Balance at September 30, 2024	8,401,035	39,039	776,264,852	77,626	62,382,573	(18,652,665)	11,020	43,857,593

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	8,624,291	38,945	812,799,962	83,044	62,981,525	-19,704,578	11,020	43,409,955
Change in Preferred shares	-737,931	9,000						9,000
Change in Ordinary shares			1,466,953,632	144,931				144,931
Change in Additional Paid in Capital					-408,621			-408,621
Change in Accumulated Deficit						-1,435,503	-	-1,435,503
Change in Non-Controling Interest								0
Balance at September 30, 2025	7,886,360	47,945	2,279,753,594	227,975	62,572,904	-21,140,081	11,020	41,719,763

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at June 30, 2024	5,045,230	15,381	831,200,562	83,120	62,085,377	(18,500,650)	11,020	43,694,247
Change in Preferred shares	3,355,805	23,658						23,658
Change in Ordinary shares			(54,935,710)	(5,494)				(5,494)
Change in Additional Paid in Capital					297,197			297,197
Change in Accumulated Deficit						(152,015)	-	(152,015)
Change in Non-Controlling Interest								0
Balance at September 30, 2024	8,401,035	39,039	776,264,852	77,626	62,382,573	(18,652,665)	11,020	43,857,593

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at June 30, 2025	9,220,822	38,776	831,200,562	110,034	62,564,359	-20,382,118	11,020	42,342,070
Change in Preferred shares	-1,334,462	9,169						9,169
Change in Ordinary shares			1,448,553,032	117,941				117,941
Change in Additional Paid in Capital					8,545			8,545
Change in Accumulated Deficit						-757,963	-	-757,963
Change in Non-Controling Interest								0
Balance at Sep 30, 2025	7,886,360	47,945	2,279,753,594	227,975	62,572,904	-21,140,081	11,020	41,719,763

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended Sep 30,		Nine Months ended Sep 30,
	2025	2024	2025	2024
OPERATING ACTIVITIES
Net Income	-225,085	(409,929)	-755,294	408,436
Adjustments to reconcile Net Income to net cash provided by operations:	0	0
Amortization	11,005	25,235	43,923	(2,833)
Stock based compensation	358,999	529,558	1,420,981	1,589,178
Foreign currency translation adjustments	0	97,510	0	100,760
Changes in operating assets and liabilities:	0	0
Accounts Receivable	17,212	(22,002)	-185,231	(2,117,459)
Accounts Payable	-97,098	(29,443)	37,889	13,172
Other Current Assets	23,373	32,612	12,391	(63,500)
Other Current Liabilities	-35,905	58,850	-22,918	223,580
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	277,586	692,321	1,307,035	(257,102)
Net cash provided by Operating Activities	$52,501	$282,392	$551,741	$151,334
	0	0
INVESTING ACTIVITIES	0	0
Long Term Investments	0	0	-5,360	(5,000)
Purchase of Intangible Assets	-113,885	(424,430)	-805,122	(467,837)
Cash proceed for sale of investments	0	0	0	0
Property & Equipment	0	0	0	0
Deposits	0	0	0	0
Security Deposits Asset	0	0	0	0
Net cash provided by Investing Activities	$-113,885	$(424,430)	$-810,482	$(472,837)
	0	0
FINANCING ACTIVITIES	0	0
Proceed from sale of Stock	6,731	136,710	265,368	223,511
Contribution by owners	0	0	0	0
Dividends Paid	0	0	0	0
Proceed from note payable	0	0	0	70,000
Net cash provided by Financing Activities	$6,731	$136,710	$265,368	$293,511

Net cash increase for period	$-54,653	$(5,328)	$6,627	$(27,992)

Cash at beginning of period	$65,238	$7,970	$3,958	$30,634

Cash at end of period	$10,585	$2,641	$10,585	$2,641

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of September 30, 2025.

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

Property and Equipment

Our property, plant, and equipment on September 30, 2025, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $329,423 in the third quarter of 2025. These came from sales of Elisee in amount of $221,100, our rest from management services for Global Dot Logistics. Elisee clients have one- or two-years contracts of using our services, but loss of any of our major clients could significantly decrease our revenues and impede our future growth prospects. Our management sercies are decreasing as we are shifting focus to movies.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $459,981, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $311,940.

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

Common stock equivalents totaling 2,279,753,594 as of September 30, 2025 were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended September 30, 2025, and December 31, 2024 and therefore the effect would be anti-dilutive.

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

NOTE 3 – FIXED ASSETS

A&I machine learning program

Acquisition of the assets e.g. name of the intangible asset	A&I machine learning program

what the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items to set their best performing distribution within the portfolio.

Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.

Expectation of revenue generation from the acquisition of the asset	The asset currently generates app USD 1.5 million per year and we expect from 2026 to produce USD 2.5 million as we can offer upgraded version to more clients.

Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize AI Learning Program for 3 years. The company will conduct an annual impairment test to reassess that our assumptions on the estimated useful life.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.	Research expenses are currently USD 5,792,230 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Movie projects

Acquisition of the assets e.g. name of the intangible asset	Movie Projects and Entertainment projects

what the intangible assets is to be used for	We invest into movie and game development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie or game asset needs 15-18 months to reach completion.

Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.

Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.

Amount expended on research about the internally developed asset and the statement that the research cost has been expensed, because only the development cost will be acceptable.

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

As of the date of this report, we have not issued any debt securities.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of September 30, 2025, the company issued a total 2,279,753,594 common shares with $0.0001 par value.

Preferred Shares

As of September 30, 2025, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 3,957,456 shares issued,
●	Preferred shares D, $0.01 par value, 4,000,000 shares Authorized, and 3,888,804 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At September 30, 2025, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

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

RESULTS OF OPERATIONS

Comparison of three months ended September 2025 and 2024

The following analysis of the results of operations for the three months ended September, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended September 30, 2025 totaled $329,423. These came from sales of Elisee and our management services for Global Dot Logistics and movie projects. We see similar result as three months ended September 30, 2024 with $643,966 which is due to the fact that company focuses on movie development and the income is booked in Other income.

Most of the revenue for the quarter that ended September 30, 2025, was derived from software fees in the USA and Europe markets, Global Dot Logistics management services and as well movie projects under BOXO Productions. Movie revenues belong to acquired movies during 2024 where initial two movies out of our 45 projects successfully entered distribution. Movie income is shown in Other income as a part of profits BOXO will receive from finished movie package. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $459,981, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $311,940. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $37,385 for the three months ended September 30, 2025 compared to approximately $283,907 for the three months ended September 30, 2023. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $1,844 for the three months ended September 30, 2025 compared to approximately $310,446 for the three months ended September 30, 2024. This decrease is linked to company’s saving processes.

Professional fees

Professional fees totaled approximately $42,555 for the three months ended September 30, 2025 compared to approximately $208,963 for the three months ended September 30, 2024. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

Comparison of nine months ended September 2025 and 2024

Revenues

Revenues generated during the nine months ended September 30, 2025 totaled $876,211. These came from sales of Elisee, Global Dot Logistics management services and movie projects under BOXO Productions, Inc. We see approximately 700,000 difference compared to nine months ended September 30, 2024 with $1,392,916. Important is to mention that company is booking income from movies into Other income. It totaled $891,227 as of 30th of September 2025.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,467,202, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and movies in amount of $689,563. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $8,721for the nine months ended September 30, 2025 compared to approximately $42,311 for the nine months ended September 30, 2024. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $9,270 for the nine months ended September 30, 2025 compared to approximately $20,711 for the nine months ended September 30, 2024.

Professional fees

Professional fees totaled approximately $1,333 for the nine months ended September 30, 2025 compared to approximately $32,671 for the nine months ended September 30, 2023. The amount is mainly used to cover our services on other projects and internal Livento structure and movie developments.

Stock based compensation

Stock based compensation costs was $0 for the nine months ended September 30, 2025 compared to $100,760 for the nine months ended September 30, 2024.

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

Based on their evaluation as of September 30, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

We operated at a net loss of $1,081,767 for the period ended September 30, 2025, in addition to our cash resources, which were about $2,641 on September 30, 2025, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Amortization and Stock Based Compensations. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse, Novelti software and movie projects.

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

We have designated 10,000,000 shares as Series C Preferred Stock and 4,000,000 shares as Series D Preferred Stock. As of September 30, 2025, 3,502,456 shares of our Series C Preferred Shares were issued and outstanding, and 1,957,674 shares of Series D Preferred Stock were outstanding and issued. Each share of Series C or Series D Preferred Stock converts into 100 shares of common stock as the common stock is presently constituted but has no rights to dividends. Upon liquidation of the Company, holders of Series C or Series D Preferred Stock will receive such amount as the holder would have received had they converted to common stock immediately before the liquidation. The only difference between the Series C Preferred Stock and the Series D Preferred Stock is that the Series C Preferred Stock is not adjusted for stock splits and combinations. At the same time, the Series D Preferred Stock will have a proportional adjustment, and holders of Series C Stock may not affect a conversion that would place their total ownership of the shares of common stock above 4.99% of the outstanding.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is not engaged in any Sales of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

The Company has not defaulted upon any Senior Securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2025.

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

October 20, 2025	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

