Form 10-K
period 2025-12-31
Livento Group, Inc.
filed 2026-05-01
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56457

LIVENTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3999052
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

17 State Street New York, New York	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (980)432-8241

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, par value $0.0001	LIVG	OTCPINK

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $14,301,080 as of the last business day of the fiscal quarter ended December 31, 2025, based on the closing price $0.0630per share for the common stock on such date as traded on the OTCPINK.

As of December 31, 2025, the registrant had 221,450  shares of its common stock, par value $0.0001 per share, outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is included on the Pink Sheets under the Symbol NUGN and is currently quoted at $0.01 with active trading. There are approximately 101 holders of record of our common stock. Other holders have their stock deposited at brokers and their shares are in street name.

We have not paid any cash dividends to date, but should the company’s needs allow it, the Board of Directors intends to declare dividends from future earnings.

We have not authorized the issuance of securities under retirement, pension, profit sharing, stock option, or other equity compensation plans.

The reported closing price was $0.0105 on March 9, 2024.

Period			High	Low
October 1, 2025	-	December 31, 2025
July 1, 2025	-	September 30, 2025
April 1, 2025	-	June 30, 2025
January 1, 2025	-	March 31, 2025
October 1, 2024	-	December 31, 2024	.012	.003
July 1,2024	-	September 30, 2024	.012	.006
April 1, 2024	-	June 30, 2024	.028	.008
January 1, 2024	-	March 31, 2024	.028	.004
October 1, 2023	-	December 31, 2023	.019	.008
July 1,2023	-	September 30, 2023	.060	.007
April 1, 2023	-	June 30, 2023	.078	.018
January 1, 2023	-	March 31, 2023	.107	.046
October 1, 2022	-	December 31, 2022	.120	.050
July 1, 2022	-	September 30, 2022	.198	.027
April 1, 2022	-	June 30, 2022	.200	.014
January 1, 2022	-	March 31, 2022	.065	.004
October 1, 2021	-	December 31, 2021	.048	.007
July 1, 2021	-	September 30, 2021	.045	.005
April 1, 2021	-	June 30, 2021	.023	.004
January 1, 2021	-	March 31, 2021	.018	.003
October 1, 2020	-	December 31, 2020	.008	.002
July 1, 2020	-	September 30, 2020	.019	.003
April 1, 2020	-	June 30, 2020	.037	.001
January 1, 2020	-	March 31, 2020	.003	.001

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

Risk Management and Strategy – Cybersecurity

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management program generally follows processes outlined in frameworks such as the International Organization for Standardization’s (“ISO”) international standard for Information Security (“ISO 27001”) and the National Institute of Standards and Technology’s Cybersecurity Framework 2.0 (“NCSF”) and we evaluate and evolve our security measures as appropriate. As of December 31, 2025, we have not completed all of the requirements to be ISO 27001 or NCSF certified. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.

Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in global privacy laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.

We also have a vendor risk assessment process consisting of the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO’s international standard for Supply Chain Security Management (“ISO 28001”), the NCSF, and the Customs-Trade Partnership Against Terrorism), and evaluate them for additional information, product, and physical security requirements.

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

Going Concern

The Company’s financial statements, as of December 31, 2025, are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has tried to establish an ongoing and stable source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated a net loss of $12,319,516 as of December 31, 2025. The Company loss is caused mainly due to high depreciation and stock base compensations. The cash balances as of December 31, 2025, were $5,628. These factors, among others, support the ability of the Company to continue to fulfill its targets.

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

Managements’ discussion of the periods ended 2025

We had revenue of $151,388 during year 2025 plus other income of $1,601,000. These came from our management services and services for movies. Elisee sales accounted for $22,000 and rest for movies and management services.

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $2,197,338, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and other services in amount of $ 1,270,944.

Professional fees increased during this period as we hired services to develop Elisee and more people in administration regarding the process of getting form10 procedure completed and uplising to OTCQB. Compared to the previous period, we took larger office space to accommodate more people’s needs.

Because of inflation, increased costs of construction, and smaller profit margins, we are transferring our focus to BOXO and Elisee. BOXO is undertaking more projects and requires more investment than we can generate, and demand for Elisee is increasing due to current market volatility. We believe the capital generated from the disposal of our real estate properties will provide the required cash for these operations

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

Amount expended on research	The cost to produce this asset is currently $ 32,885,103.29 and contains works of people, licenses and acquisition of projects.

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

We had $5,628 cash on hand on December 31, 2025. This is adequate for our planned operations through the end of 2025. In addition, we have receivables from Elisee and management services $ 4,134,519. We reached agreement wit our customers to fully pay this within first 6 months of 2026. To build the BOXO brand fully, the Company intends to rely on increased net income and cash inflow in the coming year. In addition, we also plan to receive additional investments for our business through private equity sales. However, we can give no assurance that we will realize the goals.

Our receivables are mainly due movie projects that are expected to be delivered end of 2025. Our billing for Elisee is generally quarterly, with payment up to 90 days, thus creating a need for working capital.

Our contracts for Elisee are generally 24 months, providing stable revenue and cash flow. We are engaged in the production of five movies, that will be filmed during 2025. Our movie industry investments appear on our balance sheet as these are not costs but direct investments as we acquire intellectual property in target movie companies. Each movie is produced in separate company so risk of failure is mitigated for Livento as a holding company.

Our debt is mainly operational liabilities, payments for rent, professional fees, and marketing. We have as well several co-investment loan agreements with private investors for our movie production in amount of $ 2,698,283.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the years ended December 31, 2024 and December 31, 2025, we issued the following unregistered equity securities:

date	type	amount	share calss	name
01/29/2024	CAN	- 100 000	NUGENE INTERNATIONAL INC SERIES C PFD	FRANK J HARITON	restricted	144
08/27/2024	OIS	1 000 000	NUGENE INTERNATIONAL INC SERIES C PFD	SETH RUSH	restricted	144
10/29/2024	OIS	235 000	NUGENE INTERNATIONAL INC SERIES C PFD	GREG WEINBERG	restricted	144
01/16/2024	OIS	1 250 000	NUGENE INTERNATIONAL INC COMMON	NICHOLAS P JONES	restricted	144
01/16/2024	OIS	1 854 000	NUGENE INTERNATIONAL INC COMMON	PHIL CHEMERIKA	restricted	144
01/29/2024	OIS	10 000 000	NUGENE INTERNATIONAL INC COMMON	FRANK J HARITON	restricted	144
01/29/2024	OIS	4 546 600	NUGENE INTERNATIONAL INC COMMON	GREG WEINBERG	restricted	144
03/13/2024	OIS	750 000	NUGENE INTERNATIONAL INC COMMON	NICHOLAS P JONES	restricted	144
05/09/2024	OIS	43 800	NUGENE INTERNATIONAL INC COMMON	CEDRIC HERLINDA JAN FRANCOIS	restricted	144
07/01/2024	CAN	- 12 000 000	NUGENE INTERNATIONAL INC COMMON	DAVID STYBR	restricted	144
07/03/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	ROMAN KACIN	restricted	144
07/03/2024	OIS	3 268 100	NUGENE INTERNATIONAL INC COMMON	SETH RUSH	restricted	144
07/09/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144

07/17/2024	CAN	- 80 000 000	NUGENE INTERNATIONAL INC COMMON	LOREDO INVESTMENT LIMITED	restricted	144
07/22/2024	OIS	5 000 000	NUGENE INTERNATIONAL INC COMMON	RICHARD JAMES PARKER	restricted	144
07/25/2024	OIS	1 428 500	NUGENE INTERNATIONAL INC COMMON	YOBE CONSULTING LLC	restricted	144
07/30/2024	OIS	5 323 890	NUGENE INTERNATIONAL INC COMMON	STORMPROOF PROTECTION INC	restricted	144
08/01/2024	OIS	5 000 000	NUGENE INTERNATIONAL INC COMMON	JUSTIN MATHEWS	restricted	144
08/28/2024	OIS	5 000 000	NUGENE INTERNATIONAL INC COMMON	WESLEY J HAMILTON	restricted	144
09/05/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	IGALA COMMONWEALTH LIMITED	restricted	144
09/18/2024	OIS	3 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
10/03/2024	CAN	- 50 000 000	NUGENE INTERNATIONAL INC COMMON	LOREDO INVESTMENT LIMITED	restricted	144
10/07/2024	OIS	20 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
10/08/2024	OIS	9 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
10/09/2024	OIS	3 111 495	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
10/16/2024	OIS	3 692 308	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
10/24/2024	OIS	5 372 405	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
11/05/2024	OIS	7 863 248	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
11/14/2024	OIS	7 396 450	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
11/20/2024	OIS	30 000 000	NUGENE INTERNATIONAL INC COMMON	CONELIA MANAGEMENT LTD	restricted	144
12/03/2024	OIS	11 585 799	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
12/18/2024	OIS	6 153 846	NUGENE INTERNATIONAL INC COMMON	1800 DIAGONAL LENDING LLC	restricted	144
01/16/2024	OIS	17 857	NUGENE INTERNATIONAL INC SERIES D PFD	ASHWIN HASSIJA	restricted	144
01/16/2024	OIS	14 285	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
01/16/2024	OIS	15 000	NUGENE INTERNATIONAL INC SERIES D PFD	IRONCLAD PARTNERS LLC	restricted	144
01/16/2024	OIS	50 000	NUGENE INTERNATIONAL INC SERIES D PFD	MARATHON CAPITAL ADVISORY	restricted	144
01/16/2024	OIS	35 000	NUGENE INTERNATIONAL INC SERIES D PFD	WESLEY J HAMILTON	restricted	144
01/16/2024	CAN	- 12 500	NUGENE INTERNATIONAL INC SERIES D PFD	NICHOLAS P JONES	restricted	144
01/16/2024	CAN	- 18 540	NUGENE INTERNATIONAL INC SERIES D PFD	PHIL CHEMERIKA	restricted	144
01/29/2024	CAN	- 45 466	NUGENE INTERNATIONAL INC SERIES D PFD	GREG WEINBERG	restricted	144
01/29/2024	OIS	100 000	NUGENE INTERNATIONAL INC SERIES D PFD	JOHNNY WALLACE RUSSELL JR	restricted	144
03/13/2024	OIS	2 900	NUGENE INTERNATIONAL INC SERIES D PFD	JUSTIN MATHEWS	restricted	144
03/13/2024	CAN	- 7 500	NUGENE INTERNATIONAL INC SERIES D PFD	NICHOLAS P JONES	restricted	144
04/25/2024	OIS	438	NUGENE INTERNATIONAL INC SERIES D PFD	CEDRIC HERLINDA JAN FRANCOIS	restricted	144
05/09/2024	OIS	10 000	NUGENE INTERNATIONAL INC SERIES D PFD	EGEMEN BAGIS	restricted	144
05/09/2024	CAN	-438	NUGENE INTERNATIONAL INC SERIES D PFD	CEDRIC HERLINDA JAN FRANCOIS	restricted	144

05/23/2024	OIS	150 000	NUGENE INTERNATIONAL INC SERIES D PFD	CONELIA MANAGEMENT LTD	restricted	144
05/23/2024	OIS	150 000	NUGENE INTERNATIONAL INC SERIES D PFD	INNOVEXA LIMITED	restricted	144
05/23/2024	OIS	16 000	NUGENE INTERNATIONAL INC SERIES D PFD	LAVAL LUCAS-PERRY	restricted	144
06/07/2024	OIS	69 000	NUGENE INTERNATIONAL INC SERIES D PFD	WAYNE FRANCIS KIEFER	restricted	144
06/07/2024	OIS	40 000	NUGENE INTERNATIONAL INC SERIES D PFD	KHIET LUONG	restricted	144
06/07/2024	OIS	20 000	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
07/03/2024	CAN	- 30 000	NUGENE INTERNATIONAL INC SERIES D PFD	ROMAN KACIN	restricted	144
07/03/2024	CAN	- 32 681	NUGENE INTERNATIONAL INC SERIES D PFD	SETH RUSH	restricted	144
07/22/2024	CAN	- 50 000	NUGENE INTERNATIONAL INC SERIES D PFD	RICHARD JAMES PARKER	restricted	144
07/25/2024	OIS	34 782	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
07/25/2024	OIS	50 000	NUGENE INTERNATIONAL INC SERIES D PFD	WESLEY J HAMILTON	restricted	144
07/25/2024	CAN	- 14 285	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
07/26/2024	OIS	156 250	NUGENE INTERNATIONAL INC SERIES D PFD	WAYNE FRANCIS KIEFER	restricted	144
08/01/2024	OIS	20 000	NUGENE INTERNATIONAL INC SERIES D PFD	BRANDON J BRUUN	restricted	144
08/01/2024	CAN	- 50 000	NUGENE INTERNATIONAL INC SERIES D PFD	JUSTIN MATHEWS	restricted	144
08/13/2024	OIS	10 000	NUGENE INTERNATIONAL INC SERIES D PFD	CHRISTOPHER KORBA	restricted	144
08/13/2024	OIS	25 000	NUGENE INTERNATIONAL INC SERIES D PFD	CHRISTOPHER KORBA	restricted	144
08/27/2024	OIS	100 000	NUGENE INTERNATIONAL INC SERIES D PFD	LAVAL LUCAS-PERRY	restricted	144
08/27/2024	OIS	20 000	NUGENE INTERNATIONAL INC SERIES D PFD	NICHOLAS AGRON UJKAJ	restricted	144
08/27/2024	OIS	15 000	NUGENE INTERNATIONAL INC SERIES D PFD	ENRI GJOKA	restricted	144
08/27/2024	OIS	800 000	NUGENE INTERNATIONAL INC SERIES D PFD	TAYLOR MITCHELL JOHNSON	restricted	144
08/27/2024	OIS	46 739	NUGENE INTERNATIONAL INC SERIES D PFD	ASHWIN HASSIJA	restricted	144
08/28/2024	CAN	- 50 000	NUGENE INTERNATIONAL INC SERIES D PFD	WESLEY J HAMILTON	restricted	144
09/09/2024	OIS	500 000	NUGENE INTERNATIONAL INC SERIES D PFD	STEVEN LUEHRING	restricted	144
09/09/2024	OIS	350 000	NUGENE INTERNATIONAL INC SERIES D PFD	MICHELE LUEHRING	restricted	144
10/07/2024	CAN	- 200 000	NUGENE INTERNATIONAL INC SERIES D PFD	CONELIA MANAGEMENT LTD	restricted	144
10/10/2024	OIS	33 898	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
10/14/2024	OIS	50 000	NUGENE INTERNATIONAL INC SERIES D PFD	YOBE CONSULTING LLC	restricted	144
10/29/2024	OIS	80 000	NUGENE INTERNATIONAL INC SERIES D PFD	CHARLES DALE MOON	restricted	144
10/29/2024	OIS	16 666	NUGENE INTERNATIONAL INC SERIES D PFD	ASHWIN HASSIJA	restricted	144
10/30/2024	OIS	7 692	NUGENE INTERNATIONAL INC SERIES D PFD	ROMAN KACIN	restricted	144

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Director and members of Livento Group, Inc

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Livento Group, Inc (the “Company”) as of December 31, 2025, and 2024 and the related statements of operations, changes in the stockholders equity and cash flows, for each of the two years in the period ended December 31, 2025, and 2024, and the related notes collectively referred to as the “financial statements”.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and 2024, in conformity with U.S. generally accepted accounting principles.

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

LAO PROFESSIONALS

(Chartered Accountants)

PCAOB 7057

May 1, 2026

Lagos, Nigeria

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	5,628	3,958
Account receivables	4,134,519	3,003,702
Other current assets	465,579	414,380
Total Current Asset	4,605,726	3,422,040

Non-Current Assets
Long term investments	687,568	687,568
Intangible Assets (net)	42,805,738	43,481,803
Total Non-Current Assets	43,493,306	44,169,371
Total Assets	$48,099,032	$47,591,411

LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Account Payable	800,287	455,989
Short term business loan	349,810	227,063
Total current liabilities	$1,150,097	$683,053
Long-Term Liabilities
Co-Investments	2,698,283	3,498,403
Total Long-Term Liabilities	$2,698,283	$3,498,403
Total Liabilities	$3,848,380	$4,181,456

Stockholder’s Equity:
Preferred stock A, $0.0001 par value, 100 shares authorized and issued at 12/31/2025 and 12/31/2024 respectively.	0	0
Preferred stock Class C, $0.0001 par value, 10,000,000 shares Authorized, 3,990,456 shares issued at 12/31/2025 and 10,000,000 shares Authorized, 4,737,456 shares issued 12/31/2024.	399	474

Preferred stock Class D $0.01 par value, 4,000,000 shares Authorized, and 3,868,004 shares issued at 12/31/2025 and 4,000,000 shares Authorized, and 3,846,735 issued 12/31/2024.	38,683	38,472

Common stock, $0.0001 par value, 300,000,000 shares Authorized, 221,450 shares issued at 12/31/2025 and 5,000,000,000 shares Authorized, 830,440,403 shares issued 12/31/2024.	442,852	83,044

Additional paid-in capital	75,712,876	62,981,525
Accumulated deficit	(31,944,158)	(19,843,559)
Stockholders’ Equity	$44,250,653	$43,259,955

Total Liabilities and Stockholder’s Equity	$48,099,032	$47,591,411

The accompanying notes are an integral part of these consolidated financial statements.

Livento Group, INC

(Formerly Nugene International Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenue	$151,388	$1,691,241
Cost of revenue	2,197,338	2,936,419
Gross Margin	(2,045,950)	(1,245,178)

General and Admin Expense	(11,876,909)	(911,556)
Professional Fee	0	0
Rent Expense	0	0
	(11,876,909)	(911,556)
Taxation	-	-
Loss from operations	(13,922,859)	(2,156,734)
Other Income / (Expense)	1,603,343	1,560,158
Net loss for the year	$(12,319,516)	$(596,394)

The accompanying notes are an integral part of these consolidated financial statements.

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Accumulated Deficit	Non-Controling Interest	Shareholder’s equity
Balance as of January 1, 2024	100	0	3,602,456	360	1,351,638	13,516	25,000	3	15,000	2	812,799,962	81,280	61,939,774	(19,023,956)	11,020	43,021,998
Selling shares for cashe	-	-	1,235,000	124	2,681,507	26,815	-	-	-	-	-	-	190,063	-	-	217,001
conversion of Pref D shares to common shares	-	-	(100,000)	(10)	(511,410)	(5,114)	-	-	-	-	61,141,000	6,114	(990)	-	-	-
Issuing rewards	-	-	-	-	325,000	3,250	-	-	-	-	48,000,000	4,800	311,700	(319,750)	-	-
Cancelation of common shares	-	-	-	-	-	-	-	-	-	-	(142,000,000)	(14,200)	14,200	-	-	-
Note Conversion	-	-	-	-	-	-	-	-	-	-	50,499,441	5,050	380,185	(180,905)	-	204,330
																-
Others + P&L		-		-		-		-		-		-	146,593	(179,967)		(33,374)
Balance as of Dec 31, 2024	100	0	4,737,456	474	3,846,735	38,467	25,000	3	15,000	2	830,440,403	83,044	62,981,525	(19,854,578)	11,020	43,259,955

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Additional Paid in capital	Accumulated Deficit	Non- Controling Interest	Shareholder’s equity
Balance as of January 1, 2025	100	0	4,737,456	474	3,846,735	38,467	25,000	3	15,000	2	830,440,403	83,044	62,981,525	(19,854,578)	11,020	43,259,955
conversion of Pref D shares to common shares		-			(1,080,263)	(10,803)					108,026,300	10,803				-
Selling D shares for cashe		-			1,516,794	15,168							(15,118)			50
Selling C shares for cashe		-	160,000	16										24		40
Issuing rewards		-									14,783,870	1,478	47,148	(48,626)		-
conversion of Debt		-									95,334,021	9,533	299,800	(200,974)		108,359
conversion of Debt		-									82,000,000	8,200	357,800	(166,000)		200,000
conversion of Pref D shares to common shares					(491,690)	(4,917)					49,169,000	4,917				-
cancelation of Pref C			(990,000)	(99)									99			-
Selling C shares for cashe			50,000	5									5			10
conversion of Debt											60,000,000	6,000	254,000	(60,000)		200,000
Selling C shares for cashe					96,428	964							(944)			20
Issuing rewards											1,000,000,000	100,000	4,900,000	(4,750,000)		250,000
conversion of Debt											40,000,000	4,000	396,000	(200,000)		200,000
Selling C shares for cashe			33,000	3										134,997		135,000
conversion of Pref D shares to common shares					(20,000)	(200)					2,000,000	200				-
conversion of Debt											60,000,000	6,000	374,000	(180,000)		200,000
Issuing rewards											2,086,764,704	208,676	5,976,618	(6,185,294)		-0
																-
Split 1:20000											(4,428,296,848)					-
																-
Others + P&L													141,944	(444,728)		(302,782)
Balance as of Dec 31, 2025	100	0	3,990,456	399	3,868,004	38,680	25,000	3	15,000	2	221,450	442,852	75,712,875	(31,955,178)	11,020	44,250,652

LIVENTO GROUP, INC

(Formerly Nugene International Inc)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 2025	For the Year Ended December 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,319,516)	$(596,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustments	0	(52,392)
Amortization	926,394	2,105,912
Shares issued for services	11,790,894	500,665
Changes in operating assets and liabilities:
Accounts Receivable	(1,154,589)	(2,321,564)
Accounts Payable	364,597	125,096)
Other Current Assets	(130,231)	(58,574)
Other Current Liabilities	1,346,967	141,348
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	13,144,033	440,491
Net Cash Used in Operating Activities	824,517	(155,903
	-	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Long Term Investments	0	(5,000)
Purchase of Intangible Assets	(157,846)	(346,034)
Cash proceed for sale of investments	0	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net Cash Used in Investing Activities	(157,846)	(351,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of Stock	135,120	410,261
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	(800,120)	70,000
Net Cash Provided by Financing Activities	(665,000)	480,261

NET INCREASE IN CASH	1,671	(26,676))

CASH AT BEGINNING OF YEAR	3,958	30 634

CASH AT END OF YEAR	$5,628	$3,958

The accompanying notes are an integral part of these financial statements.

LIVENTO GROUP, INC

Notes to Consolidated Financial Statements

December 31, 2025, and 2024

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

Basis of Consolidation

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of December 31, 2025.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, and 2024 there is $ 5,628 and $3,958 in cash equivalent.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write- off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $0 and $0 as of December 31, 2024, and December 31, 2025, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and 2025.

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

Series C Preferred Stock

On December 31, 2025, Livento Group, Inc had total 3,990,456 shares of our Series C Preferred Shares. The Series C Preferred Shares have preference in liquidation and are convertible into common shares. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2025, the Company issued 3,868,004 Series D preferred shares. The par value is $0.01 per share.

Series E Preferred Stock

Series E Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2025, the Company issued 25,000 Series E preferred shares from 40 thousand (40,000) shares authorized. The par value is $0.0001 per share.

Series F Preferred Stock

Series F Preferred Stock are Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock. Till December 31, 2025, the Company issued 15,000 Series F preferred shares from 75 thousand (75,000) shares authorized. The par value is $0.0001 per share.

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

NOTE 4 – INCOME TAXES

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

Concentration of Revenues

Livento Group, Inc. & Livento Group LLC

Profit & Loss Prev. Years Comparison

Accrual Basis

As of December 31, 2025, December 31, 2024, and December 31, 2023

	Dec 30, 2025	Dec 31, 2024	Dec 31, 2023
Ordinary Income/Expense
Income
Revenues	151,388	1 691 241	1,966,202
Sales Discounts	0	0	0
Total Income	151,388	1 691 241	2,005,789

Cost of Goods Sold
Merchant Account Fees	0	0	0
Professional fees RTS	1,270,944	826 144	1,074,694
Amortization RTS	926,394	2 110 275	1,865,862
Total COGS	2,197,338	2 936 419	2,940,555

Gross Profit	(2,045,950)	(1 245 178)	(934,767)

Expense
Advertising & marketing	5,213	39,025	339,230
Computer and Internet Expenses	0	0	0
Bank Charges	3,480	9,370	10,443
Commissions & fees	0	0	65,035
Contract labor	10,944	40,610	516,835
Contractors	0	18,501	5,475
General business expenses	22,955	21,745	32,815
Interest paid	11,136	135,381	0
Legal & accounting services	0	39,674	126,241
Professional Fees	3,500	46,108	209,563
Office expenses	14,730	9,532	6,896
Payroll expenses	2,549	46,012	191,000
Rent	0	4,271	5,544
Travel	3,923	504	19,238
Uncategorized Expense	0	500,882	4,081,376
Total Expense	11,790,894	911,556	5,611,673

Net Ordinary Income	(13,922,859)	(2,156,734)	(6,546,440)

Other Income/Expense
Other Income	1,601,000	1,560,249	57
Other Expense	(2,343)	(92)	(231)
Net Other Income	1,603,343	1,560,341	288

Net Income	(12,319,516)	(596,394)	(6,546,152)

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

Movie projects

Name of the intangible asset	Movie Projects
what the intangible assets is to be used for	We invest into movie development projects and this asset class contains intellectual rights to books, movies, scripts. We further develop the asset via developing complete movie script that is further offered to large distribution studios in entertainment industry that will sell the project so BOXO can produce the asset to full movie. Assets as well can be separately sold if there is buyer with interest.

Duration for the construction / completion of the intangible assets	Each movie asset needs 15-18 months to reach completion.

Expectation of revenue generation from the acquisition of the asset	Asset once pre-sold to distributor receives 40% margin revenue and once in cinemas and /or online streamers, BOXO receives revenue share in share of 15-25%.

Expected useful life of the assets upon completion	Movie asset package has expected value for 15 years.

How the assets are to be amortized	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.

Amount expended on research	The cost to produce this asset is currently USD 32,885,103.29 and contains works of people, licenses, and acquisition of initial projects.

Acquisition of Intangible Asset - Movies
Date	Note	Amount
08/25/2020	Script Carnival Killers acquisition	1,050,600
09/10/2020	Script writers Carnival	530,000
08/24/2021	Script writers Carnival	1,660,000
11/11/2021	Producer fees	475,000
03/05/2022	Running Wild works	205,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
05/04/2022	Running Wild works	50,000
07/18/2022	Carnival Killers works	40,000
07/18/2022	Kids Movie 1	100,000
09/14/2022	Kids Movie 1 script	525,000
09/14/2022	Movie X script	525,000
09/14/2022	Producers works Movie BR	525,000
09/14/2022	Movie X script writers	525,000
09/25/2022	TV Series	2,916,017
10/13/2022	Producer Works Script	30,000
10/19/2022	Movie X script writers	600,000
11/10/2022	Producer Work Movie BR	30,000
11/28/2022	R. U. ROBOT S.R.O. Savage	100,000
12/09/2022	Director Work Movie BR	30,000
12/23/2022	Director Work Movie BR	20,000
12/29/2022	Kids Movie 1 script	50,000
01/13/2023	Carnival of Killers	100,000
02/06/2023	Running Wild works	50,000
03/02/2023	Movie RU1	100,000
05/26/2023	Acquisitoin of movies	22,320,641
01/03/2024	Carnival of Killers	30,000.00
03/06/2024	Carnival of Killers	14,999.61
04/02/2024	Carnival of Killers	25,000.00
01/09/2025	Carnival of Killers	49,436.35
01/10/2025	Carnival of Killers	2,656.00
01/13/2025	Carnival of Killers	39,973.75
02/06/2025	Carnival of Killers	10,378.56
03/24/2025	Carnival of Killers	5,401.41
09/11/2025	Carnival of Killers	25,000.00
10/06/2025	Carnival of Killers	25,000.00
TOTAL		32,885,103.29

A&I machine learning program - Elisee

Name of the intangible asset	A&I machine learning program – Elisee
What the intangible assets is to be used for	Contains algorithms and code to analyze large portions of data within closed portfolio of items in order to set their best performing distribution within the portfolio.
Duration for the construction / completion of the intangible assets	Development started in 2018 and continues to present time. Company has several consultants and pays data and servers to upgrade and finalize the system.
Expectation of revenue generation from the asset	The asset currently generates app USD 1.5 million per year and we expect from 2030 to produce USD 4.8 million as we are able to offer upgraded version to more clients.
Expected useful life of the assets upon completion	Based on the recommendation from the system developers and technological changes the company policy is to amortize A&I Learning Program for 3 years. The company will conduct an annual impairment test to reassess our assumptions on the estimated useful life.
Amortization	The company amortizes capitalized film cost when a film is released, and it begins to recognize revenue from the film.

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

Research expenses are currently USD 6,590,830 including initial acquisition of the asset and continues investments into data, consultants, and servers. These expenses don’t include general costs, marketing and other indirect costs occurred during the time.

Acquisition of Intangible Asset – Elisee
Date	Note	Amount
01/10/2020	Elisee System Development	2,500,000
03/25/2020	Elisee System Development	70,030
06/30/2020	Elisee System Development	240,000
09/30/2020	Elisee System Development	260,000
12/31/2020	Elisee System Development	250,000
06/30/2021	Database of stock for analysis 2q	60,000
06/30/2021	DEBIT PAYMENT TO ICONIC LABS PLC ref 1368435	295,000
11/25/2021	Database of stock for analysis 3q	107,200
12/31/2021	Elisee System Development	1,250,000
06/30/2023	Capitalization of Costs	760,000
09/30/2023	Capitalization of Costs	240,000
12/31/2023	Capitalization of Costs	158,600
TOTAL		5,032,230

Amortization of Intangible Asset – Elisee
Date	Note	Amount
06/30/2021	Amortization	102,084
09/30/2021	Amortization	306,253
12/31/2021	Amortization	306,253
TOTAL		714,589

Date	Note	Amount
03/31/2022	Amortization	419,353
06/30/2022	Amortization	419,353
09/30/2022	Amortization	419,353
12/31/2022	Amortization	419,353
TOTAL		1,677,410

Date	Note	Amount
03/31/2023	Amortization	419,353
06/30/2023	Amortization	419,353
09/30/2023	Amortization	482,686
12/31/2023	Amortization	502,686
TOTAL		1,824,076

03/31/2024		419,352.51
03/31/2024		63,333.33
03/31/2024		20,000.00
03/31/2024		13,216.67
06/30/2024		419,352.51
06/30/2024		63,333.33
06/30/2024		20,000.00
06/30/2024		13,216.67
09/30/2024		419,352.51
09/30/2024		63,333.33
09/30/2024		20,000.00
09/30/2024		13,216.67
12/31/2024		419,352.51
12/31/2024		63,333.33
12/31/2024		20,000.00
12/31/2024		13,216.67
12/31/2025		311,144.09

Net value of Intangible Asset - A&I machine learning program		0

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but the financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the audited consolidated financial statements and identify the understated.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2025, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and additional information concerning them are as follows:

Name	AGE	Position(s)	Holds shares
David Stybr	43	President and Chief Executive Officer and a Director	100 Series A Preferred stock

David Zich	31	Treasurer and Secretary	550 Common Shares

Michal Zelezny	54	Director	40,636 D Preferred shares

Simon Sandoval	53	Director	N/A

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

Michal Zelezny

Was appointed to our board on 1st of May, 2022 and has 20 years of experience in residential development and real estate projects. He worked on projects in a operational management, tenders, construction process control and development process. Last ten years he as been CEO of Facebrick sro, a company selling brick and providing real estate construction works in Czech republic and other European countries and as an independent consultant to real estate businesses in the Czech republic.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

David Stybr, CEO,	2025	$144,000	$-	$-	$-	$
	2024	$144,000	$-	$-	$-	$
Michal Zelezny, non-exec,	2025	$2,500	$-	$-	$-	$
	2024	$2,500	$-	$-	$-	$
Simon Sandoval, non-exec,	2025	$2,500	$-	$-	$-	$
	2024	$2,500	$-	$-	$-	$

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

Name and address of beneficial owner	Number of Shares Owned (1)	Percent of Class (2)

David Stybr (3)	0	0%

David Zich	550 common stock	0.248%

Simon Sandoval	0	0%

Michal Zelezny	40,636 D Preferred shares	1.051%

All officers and Directors as a group (3)	0	0%

1.	Does not account for the shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.
2.	Based on shares of common stock outstanding as of December 31, 2025 of 221,450 shares.
3.	Does not include for shares of Series A Preferred Stock which have 51% of the voting power of the Company and are held solely by David Stybr.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2025, and 2024, we were billed approximately $15,000 and $15,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2025, and 2024.

Tax Fees

For the Company’s fiscal years ended December 31, 2025, and 2024, we were billed approximately $30,000 and $35,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal year ended December 31, 2025 we were billed approximately $45,108, for professional services rendered in connection with our registration statements.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024, and 2025.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May 2026.

Livento Group, Inc.

By:	/s/ David Stybr
David Stybr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stybr	Chief Executive Officer and Director	May 1, 2026
David Stybr	(Principal Executive Officer)

/s/ Simon Sandoval	Director	May 1, 2026
Simon Sandoval

/s/ Michal Zelezny	Director	May 1, 2026
Michal Zelezny

