Form 10-Q
period 2026-03-31
Livento Group, Inc.
filed 2026-05-15
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2026: 129,284,050.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of Mar 31, 2026	As of Mar 31, 2025
ASSETS
Current Assets
Checking/Savings
Cash	15,738	24,665
Total Checking/Savings	$15,738.00	$24,665.00

Accounts Receivable	3,934,519	2,555,912

Other Current Assets
Other Accounts Receivable	415,231	360,129
Inventories	0	0
Total Other Current Assets	$415,231	$360,129

Total Current Assets	$4,365,488	$2,940,706

Long Term Assets
Long Term Investments	687,568	687,568
Property & Equipment	27,571	27,571
Goodwill	0	0
Intangible Assets	49,367,474	49,475,795
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	(6,790,830)	(6916393)
Total Fixed Assets	$43,291,783	$43,274,541

TOTAL ASSETS	$47,657,271	$46,215,247

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	798287	305557
Credit Cards	0	0
Other Current Liabilities
Other Payables	302,638	195600
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	302638	195600
Total Current Liabilities	$1,100,925	$501,157

Long-Term Liabilities
Co-Investments	2,671,900	3372020
Long-Term Business Loans	0	0
Total Long-Term Liabilities	$2,671,900	$3,372,020

Total Liabilities	$3,772,825	$3,873,177

Equity
Additional Paid in Capital	75,712,875	62,564,359
Capital Stock	0	0
Common Stock	455,758	110,034
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	39,139	38776
Retained Earnings	(32,334,346)	(20,382,118)
Non-Controlling Interest	11,020	11,020
Total Equity	$43,884,446	$42,342,070

TOTAL LIABILITIES & EQUITY	$47,657,271	$46,215,247

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	As of Mar 31, 2026	As of Mar 31, 2025
ORDINARY ICOME/EXPENSE
Income
Revenues	124,785	312,657
Sales Discounts	0	0
Total Income	$124,785	$312,657

Cost of Goods Sold
Merchant Account Fees	0	0
Professional fees RTS	183,627	287,566
Amortization RTS	426,394	506,238
Total COGS	$610,021	$793,804

Gross Profit	$(485,236)	$(481,147)

Expense
Advertising & marketing	3,891	5,885
Computer and Internet Expenses	0	0
Bank Charges	111	644
Commissions & fees	0	0
Contract labor	71,218	67,890
Contractors	8912	2560
General business expenses	2,309	7,823
Interest paid	0	0
Insurance	0	0
Legal & accounting services	12,782	26,712
Professional Fees	24,590	33,908
Office expenses	122	955
Payroll expenses	10,670	45,690
Rent	2,540	2,876
Travel	980	1,450
Uncategorized Expense	0	0
Stock based compensation	0	0
Taxes paid	0	0
Total Expense	$138,125	$196,393

Net Ordinary Income	$(623,361)	$(677,540)

Other Income/Expense
Other Income	244192	0
Other Expense	0	0
Net Other Income	$244,192	$0

Net loss	$(379,169)	$(677,540)

Net loss per share - basic and diluted

Weighted average number of common shares outstanding, basic and diluted	0	0

The accompanying notes are an integral part of these condensed financial statements.

3

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	As of Mar 31, 2026	As of Mar 31, 2025
Net loss	(379,169)	(677,540)
Other comprehensive income (loss):	0	0
Foreign currency translation adjustments	0	0
Total comprehensive loss	$(379,169)	(677,540)

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock		Additional		Non-
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Accumulated Deficit	Controling Interest	Shareholder’s equity
Balance as of January 1, 2025	100	0	4,737,456	474	3,846,735	38,467	25,000	3	15,000	2	830,440,403	83,044	62,981,525	-19,854,578	11,020	43,259,955
Selling shares for cash	-	-	2,100,000	210	1,516,794	15,168	-	-	-	-	-	-	-399,990	-	-	217,001
conversion of Pref D shares to common shares	-	-	-100,000	-10	-1,553,753	-15,538	-	-	-	-	269,904,256	26,990	-17,176	-	-	0
Issuing rewards	-	-	-	-	-		-	-	-	-				-319,750	-	-
Cancelation of common shares	-	-	-	-	-	-	-	-	-	-				-	-	-
Note Conversion	-	-	-	-	-	-	-	-	-	-				-180,905	-	204,330

Others + P&L		-		-		-		-		-		-		-329,967		-183,374
Balance as of March 2025	100	0	6,737,456	674	3,809,776	38,098	25,000	3	15,000	2	1,100,344,659	110,034	62,564,359	-19,854,578	11,020	42,342,070

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common stock		Additional		Non-
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in capital	Accumulated Deficit	Controling Interest	Shareholder’s equity
Balance as of January 1, 2026	100	0	3,990,456	399	3,868,004	38,680	25,000	3	15,000	2	221,450	442,852	75,712,875	-31,955,178	11,020	44,250,652
Selling shares for cash	-	-	-1,073,116	-107	16,336	163	-	-	-	-	-	-		-	-	56
conversion of Pref shares to common shares	-	-				-	-	-	-	-	129,062,600	12,906		-	-	12,906
Issuing rewards	-	-	-	-	-		-	-	-	-					-	-
Cancelation of common shares	-	-	-	-	-	-	-	-	-	-					-	-
Note Conversion	-	-	-	-	-	-	-	-	-	-					-	-
																-
Others + P&L		-		-		-		-		-		-		-379,169		-379,169
Balance as of March 31 2026	100	0	2,917,340	292	3,884,340	38,843	25,000	3	15,000	2	129,284,050	455,758	75,712,875	-32,334,346	11,020	43,884,446

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	As of Mar 31, 2026	As of Mar 31, 2025
OPERATING ACTIVITIES
Net Income	(379,169)	(677,540)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	322,578	419,353
Stock based compensation	0	0
Foreign currency translation adjustments	0	0
Changes in operating assets and liabilities:
Accounts Receivable	(1,158,232)	112,910
Accounts Payable	209,761	164,013
Other Current Assets	(23,980)	14,361
Other Current Liabilities	1,143,129	(42,109)
Total Adjustments to reconcile Net Income to Net Cash provided by operations:
Net cash provided by Operating Activities	$114,087	$(9,012)

INVESTING ACTIVITIES
Long Term Investments	(35,670)	(5,360)
Purchase of Intangible Assets	(68,307)	(223,458)
Cash proceed for sale of investments	0	0
Property & Equipment	0	0
Deposits	0	0
Security Deposits Asset	0	0
Net cash provided by Investing Activities	$(103,977)	$(228,818)

FINANCING ACTIVITIES
Proceed from sale of Stock	0	258,537
Contribution by owners	0	0
Dividends Paid	0	0
Proceed from note payable	0	0
Net cash provided by Financing Activities	$0	$258,537

Net cash increase for period	$10,110	$20,707

Cash at beginning of period	$5,628	$3,958

Cash at end of period	$15,738	$24,665

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of March 31, 2026.

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

Property and Equipment

Our property, plant, and equipment on March 31, 2026, consists of our software product Elisee, Novelti programs and BOXO Productions projects including games and movies.

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

Concentration of Revenues

Livento Group has been operating in the US and Europe since 2019, and on June 30, 2022, it was acquired by Nugene International, Inc., which subsequently changed its name to Livento Group, Inc. We had revenue of $124,785 in the first quarter of 2026 and $244,192 of movie margin income that we booked for movie projects that are entering production phase. The revenue came from sales of Elisee and our management services to Global Dot Logistics, Inc.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $426,394, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $183,627.

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

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of March 31, 2026, the company issued a total 129,284,050 common shares with $0.0001 par value.

Preferred Shares

As of March 31, 2026, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.
●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 2,917,340 shares issued,
●	Preferred shares D, $0.01 par value, 10,000,000 shares Authorized, and 3,884,340 shares issued,
●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,
●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At March 31, 2026, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2023	$56,000
2024	$59,000
2025	$61,000
2026	$15,000

Total	$191,000

Legal Proceedings

Company currently doesn’t have any active legal proceedings.

NOTE 7 - SUBSEQUENT EVENTS

Livento Group finalized form10 procedure with SEC and got approval on 1th of November 2023 and reverse split process in the end of December 2025.

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

RESULTS OF OPERATIONS

Comparison of three months ended March 2025 and 2026

The following analysis of the results of operations for the three months ended March, 2025 and 2026 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended March 31, 2025 totaled $124,785. These came from sales of Elisee and our management services. We had as well $244,192 of movie margin income that we booked for movie projects that are entering production phase.

Most of the revenue for the quarter that ended March 31, 2025, was derived from software fees in the USA and Europe markets and Global Dot Logistics management services. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $426,394, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $183,627. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $3,891 for the three months ended March 31, 2026 compared to approximately $5,885 for the three months ended March 31, 2025. The use was mainly for online promotion and new marketing campaigns that we started during these months focused on our products and company.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $185,182 for the three months ended March 31, 2024 compared to approximately $148,255 for the three months ended March 31, 2025. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

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

Risks Related to our Business

We have limited resources, and we may not be able to raise additional capital as it is needed to fund our operations and planned increased investment levels. We operated at a net profit of $379,169 for the period ended March 31, 2026, in addition to our cash resources, which were about $15,738 on March 31, 2026, which is adequate to execute our growth plans and should allow us to operate at current levels.

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

May 15, 2026	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

