Form 10-Q
period 2026-06-30
Livento Group, Inc.
filed 2026-08-20
CIK 1593549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as June 30, 2026: 133,702,856

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(Unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current Assets
Checking/Savings
Cash	22,128	5,628
Total Checking/Savings	$22,128.00	$5,628

Accounts Receivable	3,964,112	4,134,519

Other Current Assets
Other Accounts Receivable	281,221	465,579
Inventories	0	0
Total Other Current Assets	$281,221	$465,579

Total Current Assets	$4,267,461	$4,605,726

Long Term Assets
Long Term Investments	687,568	687,568
Property & Equipment	27,571	0
Goodwill	0	0
Intangible Assets	48,961,487	49,396,568
Other Assets	0	0
Deferred Long Term Asset Charges	0	0
Accumulated Amortization & Depreciation	-6613821	-6,590,830
Total Fixed Assets	$43,062,805	$43,493,306

TOTAL ASSETS	$47,330,266	$48,099,032

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	588,768	800,287
Credit Cards	0	0
Other Current Liabilities
Other Payables	295,141	349,810
Derivative Liabilities	0	0
Notes Payable	0	0
Payroll Liabilities	0	0
Related Parties Payable	0	0
Total Other Current Liabilities	295,141	349,810
Total Current Liabilities	$883,909	$1,150,097

Long-Term Liabilities
Co-Investments	2,618,462	2,671,900
Long-Term Business Loans	0	26,383
Total Long-Term Liabilities	$2,618,462	$2,698,283

Total Liabilities	$3,502,371	$3,848,380

Equity
Additional Paid in Capital	75,712,875	75,712,876
Capital Stock	0	0
Common Stock	462,832	442,852
Common Stock to Issue after AGM	0	0
Dividends Paid	0	0
Opening Balance Equity	0	0
Owner or member capital	0	0
Preferred Stock	39,139	39,083
Retained Earnings	-32,397,971	-31,955,178
Non-Controlling Interest	11,020	11,020
Total Equity	$43,827,895	$44,250,653

TOTAL LIABILITIES & EQUITY	$47,330,266	$48,099,032

The accompanying notes are an integral part of these condensed financial statement.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
ORDINARY ICOME/EXPENSE
Income
Revenues	287,234	234,131	412,019	546,788
Sales Discounts	0	0	0	0
Total Income	$287,234	$234,131	$412,019	$546,788

Cost of Goods Sold
Merchant Account Fees	0	0	0	0
Professional fees RTS	34,495	90,057	218,122	377,623
Amortization RTS	580,827	500,983	1,007,221	1,007,221
Total COGS	$615,322	$591,040	$1,225,343	$1,384,844

Gross Profit	$-328,088	$-356,909	$-813,324	$-838,056

Expense
Advertising & marketing	1,109	992	5,000	6,877
Computer and Internet Expenses	0	0	0	0
Bank Charges	1,101	379	1,212	1,023
Commissions & fees	0	0	0	0
Contract labor	9,993	11,010	81,211	78,900
Contractors	0	7,663	8,912	10,223
General business expenses	813	1,174	3,122	8,997
Interest paid	0	0	0	0
Insurance	0	0	0	0
Legal & accounting services	21,130	8,958	33,912	35,670
Professional Fees	16,632	10,659	41,222	44,567
Office expenses	2,878	-855	3,000	100
Payroll expenses	21,432	-11,782	32,102	33,908
Rent	24,848	112	27,388	2,988
Travel	3,520	3,050	4,500	4,500
Uncategorized Expense	0	0	0	0
Stock based compensation	0	0	0	0
Taxes paid	0	0	0	0
Total Expense	$103,456	$31,360	$241,581	$227,753

Net Ordinary Income	$-431,544	$-388,269	$-1,054,905	$-1,065,809

Other Income/Expense
Other Income	367,920	535,600	612,112	535,600
Other Expense	0	0	0	0
Net Other Income	$367,920	$535,600	$612,112	$535,600

Net loss	$-63,624	$147,331	$-442,793	$-530,209

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted

The accompanying notes are an integral part of these condensed financial statements.

3

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Net loss	-63,624	147,331	-442,793	-530,209
Other comprehensive income (loss):	992	992	2,335	2,335
Foreign currency translation adjustments	-31,915	-31,915	-44,584	-44,584
Total comprehensive loss	$-94,547	$116,409	$-485,042	$-572,458

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Consolidated StatementS of Shareholders’ Equity

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2025	8,624,291	38,945	830,440,403	83,044	62,981,525	-19,704,578	11,020	43,409,955
Change in Preferred shares	-835,159	-629						-629
Change in Ordinary shares			409,313,191	40,931				40,931
Change in Additional Paid in Capital					-1,017,656			-1,017,656
Change in Accumulated Deficit						-680,209	-	-680,209
Change in Non-Controling Interest								0
Balance at Jun 30, 2025	7,789,132	38,316	1,239,753,594	123,975	61,963,869	-20,384,787	11,020	41,752,393

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at January 1, 2026	7,858,560	39,079	221,450	442,852	75,712,875	-31,955,178	11,020	44,250,652
Change in Preferred shares	-1,016,780	60						60
Change in Ordinary shares			133,481,406	19,980				19,980
Change in Additional Paid in Capital
Change in Accumulated Deficit						-442,793	-	-442,793
Change in Non-Controling Interest								0
Balance at Jun 30, 2026	6,841,780	39,139	133,702,856	462,832	75,712,875	-32,397,971	11,020	43,827,895

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at March 31, 2025	9,220,822	38,776	1,130,584,594	110,034	62,564,359	-20,382,118	11,020	42,342,070
Change in Preferred shares	-1,431,690	-460						-460
Change in Ordinary shares			109,169,000	13,941				13,941
Change in Additional Paid in Capital					-600,490			-600,490
Change in Accumulated Deficit						-2,669	-	-2,669
Change in Non-Controling Interest								0
Balance at Jun 30, 2025	7,789,132	38,316	1,239,753,594	123,975	61,963,869	-20,384,787	11,020	41,752,393

	Preferred Stock Shares		Ordinary Shares		Additional Paid in	Accumulated	Non- Controling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at Mar 31, 2026	6,801,780	39,135	129,284,050	455,758	75,712,875	-32,334,346	11,020	43,884,446
Change in Preferred shares	40,000	4						4
Change in Ordinary shares			4,418,806	7,074				7,074
Change in Additional Paid in Capital					0
Change in Accumulated Deficit						-63,624	-	-63,624
Change in Non-Controling Interest								0
Balance at Jun 30, 2026	6,841,780	39,139	133,702,856	462,832	75,712,875	-32,397,971	11,020	43,827,895

The accompanying notes are an integral part of these condensed financial statements.

LIVENTO GROUP, INC., AND SUBSIDIARIES

Condensed Statement of Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
OPERATING ACTIVITIES
Net Income	-63,624	147,331	-442,793	-530,209
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization	-545,699	-386,435	-223,121	32,918
Stock based compensation	1,023,112	1,061,982	1,023,112	1,061,982
Foreign currency translation adjustments	0	0	0	0
Changes in operating assets and liabilities:
Accounts Receivable	834,735	-315,353	-323,497	-202,443
Accounts Payable	-54,529	-29,026	155,232	134,987
Other Current Assets	11,798	-25,343	-12,182	-10,982
Other Current Liabilities	-1,128,897	55,096	14,232	12,987
Total Adjustments to reconcile Net Income to Net Cash provided by operations:	140,520	360,921	633,776	1,029,449
Net cash provided by Operating Activities	$76,896	$508,252	$190,983	$499,240

INVESTING ACTIVITIES
Long Term Investments	-69,690	0	-105,360)	-5,360
Purchase of Intangible Assets	-816	-467,779	-69,123)	-691,237
Cash proceed for sale of investments	0	0	0	0
Property & Equipment	0	0	0	0
Deposits	0	0	0	0
Security Deposits Asset	0	0	0	0
Net cash provided by Investing Activities	$-70,506	$-467,779	$-174,483	$-696,597

FINANCING ACTIVITIES
Proceed from sale of Stock	0	100	0	258,637
Contribution by owners	0	0	0	0
Dividends Paid	0	0	0	0
Proceed from note payable	0	0	0	0
Net cash provided by Financing Activities	$0	$100	$0	$258,637

Net cash increase for period	$6,390	$40,573	$16,500	$61,280

Cash at beginning of period	$15,738	$24,665	$5,628	$3,958

Cash at end of period	$22,128	$65,238	$22,128	$65,238

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

The consolidated financial statement comprises the financial statement of Livento Group Inc. (The Company) and the subsidiaries Livento Group LLC, Livento Services Inc., Livento AI & Robotics Solutions Inc., BOXO Productions Inc., Livento Europe a.s., Novel-ti, Vector Power Works sro and BOXO Technology Inc. as of June 30, 2026.

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

We had revenue of $287,234 in the second quarter of 2026 and over $500,000 in other income from movie projects. These came from sales of Elisee in amount of $187,234 our management services for Global Dot Logistics for $100,000.

Cost of Revenues

Cost of revenues include all the costs to produce the Company’s services. For Elisee it includes software, data and professional fees incurred with its development. For movies mainly professional fees of people working on the projects. It consists of Amortization of Intangible Assets in amount of $580,827, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $34,495.

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

Common stock equivalents totaling 133,702,856 as of June 30, 2026 were not included in the computation of diluted earnings per share on the condensed consolidated statements of operations because the Company reported a net loss during the three months ended June 30, 2026, and December 31, 2025 and therefore the effect would be anti-dilutive.

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

NOTE 4 - PROMISSORY NOTES PAYABLE AND ADVANCES

On September 11, 2025 the company entered financing agreement with AES CAPITAL MANAGEMENT, LLC in amount of $30,000, with interest at the rate of eight percent (8%) per annum with maturity date on September 11, 2026. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with price calculated as 65% of the average of the lowest trading price of three (3) discrete days.

On January 13, 2025 the company entered financing agreement with CFI CAPITAL LLC in amount of $140,000, with interest at the rate of six percent (6%) per annum with maturity date on January 12, 2027. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with price calculated as 65% of the average of the lowest trading price of three (3) discrete days.

On May 13, 2026 the company entered financing agreement with MONROE STREET CAPITAL PARTNERS, LP in amount of $55,000, with interest at the rate of ten percent (10%) per annum with maturity date on May 13, 2027. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with price calculated as 65% of the average of the lowest trading price of three (3) discrete days.

On May 13, 2026 the company entered financing agreement with LAMBDA VENTURES, LLC in amount of $55,000, with interest at the rate of ten percent (10%) per annum with maturity date on May 13, 2027. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with price calculated as 65% of the average of the lowest trading price of three (3) discrete days.

On March 25, 2026 the company entered financing agreement with Silvercrest Hybrid Capital LLC in amount of $ 116,666.66, with interest at the rate of ten percent (10%) per annum with maturity date on MARCH 25, 2027. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with price calculated as 65% of the average of the lowest trading price of three (3) discrete days.

On November 21, 2025 the company entered financing agreement with Vanquish Funding Group Inc in amount of $60,900, with interest at the rate of ten percent (10%) per annum with maturity date on September 15, 2026. All or any remaining unpaid amounts under the note are converted into common shares with par value $0.0001 with price calculated as 65% of the average of the lowest trading price of three (3) discrete days.

NOTE 5 - STOCKHOLDER’S EQUITY

Common Shares

As of June 30, 2026, the company issued a total 133,702,856 common shares with $0.0001 par value.

Preferred Shares

As of June 30, 2026, the company issued 5 classes of preference shares.

●	Preferred shares A, $0.0001 par value, 100 shares Authorized, and 100 shares issued – Holder shall have the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Current holder is Mr. David Stybr.

●	Preferred shares C, $0.0001 par value, 10,000,000 shares Authorized, and 2,917,340 shares issued,

●	Preferred shares D, $0.01 par value, 4,000,000 shares Authorized, and 3,884,340 shares issued,

●	Preferred shares E, $0.0001 par value, 40,000 shares Authorized, and 25,000 shares issued,

●	Preferred shares F, $0.0001 par value, 75,000 shares Authorized, and 15,000 shares issued.

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

At June 30, 2026, aggregate future minimum payments under the lease, including common area maintenance costs, are as follows:

2024	$59,000
2025	$61,000
2026	$35,000
Total	155,000

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

RESULTS OF OPERATIONS

Comparison of three months ended June 2026 and 2025

The following analysis of the results of operations for the three months ended June, 2025 and 2026 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. An investment in our common stock involves a high degree of risk. Readers of this Quarterly Report on Form 10-Q should carefully consider the risks set forth in the Risk Factors and Business sections of our 10-12G/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expressions, variations of those terms or the negative of those terms to identify forward- looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Revenues

Revenues generated during the three months ended June 30, 2026 totaled $ 287,234. These came from sales of Elisee and our management services for Global Dot Logistics and movie projects. We see change in structure where other income from movie business is creating future cash flow from those projects.

Most of the revenue for the quarter that ended June 30, 2026, was derived from software fees in the USA and Europe markets, Global Dot Logistics management services and as well movie projects under BOXO Productions. Movie revenues belong to acquired movies during 2024 where initial two movies out of our 45 projects successfully entered distribution. Movie income is shown in Other income as a part of profits BOXO will receive from finished movie package. Elisee is constantly serving to clients in Europe and USA and we see stable source of income.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $615,322, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee in amount of $34,495. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $992 for the three months ended June 30, 2025 compared to approximately $1,109 for the three months ended June 30, 2026.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $11,321 for the three months ended June 30, 2025 compared to approximately $16,178 for the three months ended June 30, 2024.

Professional fees

Professional fees totaled approximately $12,623 for the three months ended June 30, 2026 compared to approximately $10,659 for the three months ended June 30, 2025. The amount is mainly used to cover our services on other projects and internal Livento structure. The decrease is caused by re-allocation of Livento services to specific cost centers.

Comparison of six months ended June 2026 and 2025

Revenues

Revenues generated during the six months ended June 30, 2026 totaled $412,019. These came from sales of Elisee, Global Dot Logistics management services and movie projects under BOXO Productions, Inc. Livento continues its change to Global Dot Logistics and BOXO movie projects income streams that should increase on the FINRA Name Change process is completed as we expect new opportunities to sign once we are fully FINRA approved company.

Cost of Revenues

Our costs of goods sold consist of Amortization of Intangible Assets in amount of $1,225,343, Professional fees of key professionals and consulting fee that is related to generation of income from the Elisee and movies in amount of $218,122. Our services sell for margins comparable with others in industries similar to ours. Our margins will reflect our efficiency in our services, the desirability of our services and our ability to grow revenue in order to scale our operations. Our relationships with our suppliers will also be important in procuring materials at better pricing.

Advertising and promotion

Advertising and promotion totaled approximately $5,800 for the six months ended June 30, 2026 compared to approximately $6,877 for the six months ended June 30, 2025. The use was mainly for online promotion.

Selling, general and administrative

Selling, general and administrative expenses (“SGA”) totaled approximately $31,312 for the nine months ended June 30, 2026 compared to approximately $28,322 for the six months ended June 30, 2025.

Professional fees

Professional fees totaled approximately $41,222 for the nine months ended June 30, 2026 compared to approximately $44,567for the six months ended June 30, 2025. The amount is mainly used to cover our services on other projects and internal Livento structure and movie developments.

Stock based compensation

Stock based compensation costs was $ 0 for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025.

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

We operated at a net loss of $442,793for the period ended June 30, 2026, in addition to our cash resources, which were about $22,128 on June 30, 2026, which are inadequate to execute our growth plans, but should allow us to operate at current levels. The loss is impacted by Amortization and Stock Based Compensations. We are dependent upon the additional investment of which there can be no assurance and the proceeds of the rent of Elisse, Novelti software and movie projects.

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

August 18, 2026	David Stybr	/s/ David Stybr
Date	Name	Signature

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

